Form 10QSB
period 2007-09-30
RFG Acquisition II Inc.
filed 2007-11-13
CIK 1377040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52330

RFG Acquisition II Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

35-2277305
(I.R.S. Employer Identification Number)

c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532
(Address of Principal Offices)

(630) 437-5162
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

RFG ACQUISITION II INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of September 30, 2007 (Unaudited)	F-1

Statement of Operations (Unaudited) for the Three and Nine Months Ended
September 30, 2007, the Period August 29, 2006 (Inception) Through
September 30, 2006 and for the Period from August 29, 2006 (Inception)
Through September 30, 2007
F-2

Statement of Stockholders’ Equity (Capital Deficiency) for the Period August 29, 2006 (Inception) Through September 30, 2007 (Unaudited)	F-3

Statement of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007,
the Period August 29, 2006 (Inception) Through September 30, 2006 and for the
Period August 29, 2006 (Inception) Through September 30, 2007
F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	3

Signatures	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheet
September 30, 2007
(Unaudited)

September 30, 2007 (Unaudited)
Assets
Current Assets
Cash	$1,262
Prepaid expenses	1,875

Total Assets	$3,137

Liabilities and Stockholders’ Equity/Capital Deficiency
Short Term Liabilities
Accounts payable	$3,500

Long Term Liabilities
Loan payable – stockholders	25,510
Accrued interest payable	1,082
Total Long Term Liabilities	26,592

Total Liabilities	30,092

Stockholders’ Equity/Capital Deficiency
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	29,750
Deficit accumulated during the development stage	(56,955)

Total Stockholders’ Equity/Capital Deficiency	(26,955)

Total Liabilities and Stockholders’ Equity/Capital Deficiency	$3,137

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

		For the Period		For the Period	For the Period
	For the Three	August 29, 2006	For the Nine	August 29, 2006	August 29, 2006
	Months Ended	(Inception) Through	Months Ended	(Inception) Through	(Inception) Through
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,644	10,127	27,362	10,127	55,873

(Loss) before other expenses	(5,644)	(10,127)	(27,362)	(10,127)	(55,873)

Interest expense	571	-	1,082	-	1,082

Net (Loss)	$(6,215)	$(10,127)	$(28,444)	$(10,127)	$(56,955)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders’ Equity (Capital Deficiency)
For the Period August 29, 2006 (Inception) Through September 30, 2007

							(Deficit)
							Accumulated	Stockholders’
	Preferred Stock		Common Stock		Subscription	Additional	During the	Equity
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Development Stage	(Capital Deficiency)
August 29, 2006 - issuance of common stock	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	$-	2,500,000	$250	$-	$29,750	$(28,511)	$1,489
Net (loss) (Unaudited)	-	-	-	-	-	-	(28,444)	(28,444)
Balance at September 30, 2007 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(56,955)	$(26,955)

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Period August 29, 2006 (Inception) Through September 30, 2006	For the Period August 29, 2006 (Inception) Through September 30, 2007

Cash Flows from Operating Activities
Net (loss)	$(28,444)	$(10,127)	$(56,955)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(1,875)	(5,000)	(1,875)
Increase in accounts payable	3,500	-	3,500
Increase in accrued interest	1,022	2,000	1,082
Net cash (used in) operating activities	(25,797)	(13,127)	(54,248)

Cash Flows from Financing Activities
Advance from affiliate	-	12,510	-
Proceeds from issuance of common stock	-	30,000	30,000
Proceeds from stockholder loans	25,510	-	25,510
Net cash provided by financing activities	25,510	42,510	55,510

Net Increase in Cash	(287)	29,383	1,262

Cash at beginning of period	1,549	-	-

Cash at end of period	$1,262	$29,383	$1,262

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2007

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

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2007

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

NOTE 5 - INCOME TAXES:

The Company has approximately $9,000 in deferred tax assets at September 30, 2007 resulting from capitalized start-up costs. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate and the effective rate is due to the capitalization of the Company’s start-up costs for tax purposes.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2007

NOTE 6 - LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006 the Company entered into formal line of credit agreements with its two stockholders. The agreements provide the Company with revolving credit lines up to an aggregate maximum of $12,510. The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000. On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000. This maximum principal amount may be further amended from time to time. Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010. At September 30, 2007, the balance outstanding under these agreements is $25,510 plus accrued interest of $1,082.

NOTE 7 - RELATED PARTY TRANSACTION:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC. The loan is payable interest only, matures on December 31, 2007 and the principal is convertible into Class A membership interests in Brewer Investment Group, LLC. The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.

NOTE 8 - BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period August 29, 2006 (Inception) through December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
September 30, 2007

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for periods beginning January 1, 2008. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

RFG Acquisition II Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since August 29, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company believes it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

1

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

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”). The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”). The Credit Line may be increased or amended from time to time. The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year. Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010. On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000. The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000. At September 30, 2007, the balance outstanding under these agreements was $25,510 plus accrued interest of $1,082.

2

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2007	RFG ACQUISITION II INC.

	By:	Richard F. Beston, Jr.

Name: Richard F. Beston, Jr.
Title: President

4