Form 10KSB
period 2007-12-31
RFG Acquisition II Inc.
filed 2008-03-05
CIK 1377040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
`
Registrant’s telephone number, including area code:
(312) 896-8292
______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
______________________________
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of March 3, 2008, there were 2,500,000 shares of common stock, par value $.0001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of RFG Acquisition II Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

RFG Acquisition II Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on August 29, 2006 and maintains its principal executive offices at c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (August 29, 2006) through December 31, 2007, we have incurred a net loss of $(63,443). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.0001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

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

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a “shell company” have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction, our management, stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

Control by Management.

Management currently owns 100% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence and control over our management and affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our Common Stock.

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

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of March 3, 2008, there were two holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended December 31, 2007.

On August 29, 2006, the Company sold 1,250,000 shares of Common Stock to each of Richard F. Beston, Jr., the President and sole director of the Company, and John W. Branch, the Secretary of the Company, for aggregate cash consideration of $30,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. As of the date hereof, the Company has 2,500,000 shares of Common Stock issued and outstanding.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on August 29, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers and sole director are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7 - Financial Statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Table of Contents
December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
RFG Acquisition II, Inc.

We have audited the accompanying balance sheet of RFG Acquisition II, Inc. (a development stage company) (“the Company”) as of December 31, 2007, and the related statements of operations, stockholder’s equity/(deficiency), and cash flows for the year then ended and the period August 29, 2006 (inception) through December 31, 2006, and the cumulative period August 29, 2006 (inception) through December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFG Acquisition II, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007, the period August 29, 2006 (inception) through December 31, 2006, and the cumulative period August 29, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

RAICH ENDE MALTER & CO. LLP
New York, New York
March 3, 2008

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheet
December 31, 2007

Assets
Current Assets
Cash	$353

Total Assets	$353

Liabilities and Stockholders’ Equity/(Deficiency)
Short Term Liabilities
Accounts payable	$3,500
Accrued expenses	60
Total Short Term Liabilities	3,560

Long Term Liabilities
Loan payable – stockholders	28,510
Accrued interest payable	1,726
Total Long Term Liabilities	30,236

Total Liabilities	33,796

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	29,750
Deficit accumulated during the development stage	(63,443)

Total Stockholders’ Equity/(Deficiency)	(33,443)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$353

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Operations

		For the Period	For the Period
		August 29, 2006	August 29, 2006
	For the Year Ended	(Inception) Through	(Inception) Through
	December 31, 2007	December 31, 2006	December 31, 2007

Revenues	$-	$-	$-

General and administrative expenses	33,206	28,511	61,717

(Loss) before other expenses	(33,206)	(28,511)	(61,717)

Interest expense	1,726	-	1,726

Net (Loss)	$(34,932)	$(28,511)	$(63,443)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through December 31, 2007

							(Deficit)
							Accumulated
						Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)
Balance at December 31, 2007	-	$-	2,500,000	$250	$-	$29,750	$(63,443)	$(33,443)

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Cash Flows

		For the Period	For the Period
		August 29, 2006	August 29, 2006
	For the Year Ended	(Inception) Through	(Inception) Through
	December 31, 2007	December 31, 2006	December 31, 2007

Cash Flows from Operating Activities
Net (loss)	$(34,932)	$(28,511)	$(63,443)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable	3,500	-	3,500
Increase in accrued expenses	-	60	60
Increase in accrued interest	1,726	-	1,726
Net cash (used in) operating activities	(29,706)	(28,451)	(58,157)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	30,000	30,000
Proceeds from stockholder loans	28,510	-	28,510
Net cash provided by financing activities	28,510	30,000	58,510

Net Increase/(Decrease) in Cash	(1,196)	1,549	353

Cash at beginning of period	1,549	-	-

Cash at end of period	$353	$1,549	$353

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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
Notes to Financial Statements
December 31, 2007

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

NOTE 5 - INCOME TAXES:

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The Company has approximately $11,000 and $4,000 in deferred tax assets at December 31, 2007 and 2006, respectively, resulting from capitalized start-up costs. At December 31, 2007 and 2006, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate and the effective rate is due to the capitalization of the Company’s start-up costs for tax purposes.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

NOTE 6 -  LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders. The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510. The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000. On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000. This maximum principal amount may be further amended from time to time. Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010. At December 31, 2007, the balance outstanding under these agreements is $28,510 plus accrued interest of $1,726.

NOTE 7 -  RELATED PARTY TRANSACTION:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC. The loan was interest only, matured on December 31, 2007 and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC. On December 31, 2007, the loan was amended to extend the maturity date to March 31, 2008. All other financial terms and conditions of the loan remain the same. The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.

The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 -  RECENT ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards 157, Fair Value Measurement (“FAS 157”)
On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

NOTE 8 -  RECENT ACCOUNTING PRONOUNCEMENTS:
                   (Continued):

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

Statement of Financial Accounting Standards 159, Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”)
In February 2007, the Financial Accounting Standards Board issued FAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

Statement of Financial Accounting Standards 141(revised), Business Combinations (“FAS 141R”)
In December 2007, the Financial Accounting Standards Board issued FAS 141R which retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 141R to have an effect on its financial statements.

Statement of Financial Accounting Standards 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”)
In December 2007, the Financial Accounting Standards Board issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

NOTE 8 -  RECENT ACCOUNTING PRONOUNCEMENTS:
                   (Continued):

In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and sole director; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole director and executive officers for the fiscal year ended December 31, 2007:

Name	Age	Position	Term
Richard F. Beston, Jr.	44	President and Director	August 29, 2006 thru Present
John W. Branch	50	Secretary	August 29, 2006 thru Present
David W. Matre	42	Chief Financial Officer	August 29, 2006 thru Present

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

John W. Branch, the Company’s Secretary, has served in this capacity since the inception of the Company during August 2006. Since August 2004, Mr. Branch has served as the Vice President and General Counsel of Ten X Holdings, a consulting and business holdings entity. He also serves as the Vice President and General Counsel of Ten X Capital Partners Companies, a series of private equity funds and as the Vice President of RainMaker Securities LLC, a NASD/SIPC member broker/dealer. In addition, he is the Chief Operating Officer of RainMaker Financial Group Inc. and the Vice President and General Counsel of RM Advisors LLC, entities where he provides legal counsel and business analysis. From October 2002 until July 2004, Mr. Branch was in private law practice. Prior to holding these positions, from October 2000 to September 2002, Mr. Branch served as the Chief Financial Officer of Gold Coast Water Company, LLC and the Chief Financial Officer of Atlantic Beverage Company, LLC. Mr. Branch brings over 20 years of experience as a Certified Public Accountant and over 15 years as an attorney at law. He has significant experience in business start-ups, turnarounds, taxation, securities offerings, business transactional law and litigation. Mr. Branch also serves as the Secretary of RFG Acquisition I Inc., a blank check, non-trading and publicly reporting shell company. Mr. Branch received his Juris Doctorate from Western State University College of Law and has earned a Bachelor of Science degree from the University of Redlands with a major in Accounting.

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

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics is attached hereto as Exhibit 14.1. Requests for copies of the Code of Ethics should be sent in writing to RFG Acquisition II Inc., Attention: President, c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to the President of the Company for services rendered during the fiscal year ended December 31, 2007.

Name and Position	Year	Total Compensation
Richard F. Beston, Jr., President and Director	2007 2006	None None

Director Compensation

We do not currently pay any cash fees to our officers and sole director, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 3, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

---------------
(1)	Richard F. Beston, Jr. is President and Director of the Company.
(2)	John W. Branch is Secretary of the Company.
(3)	David W. Matre is Chief Financial Officer of the Company.

Item 12. Certain Relationships and Related Transactions.

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note was convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note was due and payable on December 31, 2007. On December 31, 2007, the loan was amended to extend the maturity date to March 31, 2008. All other financial terms and conditions of the Note remain the same. The Note also provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or to Richard F. Beston, Jr. or John W. Branch.  Mr. Beston and Mr. Branch, who own 100% of the issued and outstanding shares of Common Stock of the Company and serve as our officers and sole director, are the principal owners of and manage Ten X.  There can be no assurance that any or all of this Note will be assigned to the Company or that any transaction will arise as a result of Ten X, Mr. Beston or Mr. Branch’s relationship with Brewer.

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”). The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”). The Credit Line may be increased or amended from time to time. The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year. Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010. On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000. The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000. At December 31, 2007, the balance outstanding under the Loan Agreements was $28,510 plus accrued interest of $1,726.

The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-laws.

14.1	Corporate Code of Ethics and Conduct, adopted December 31, 2007.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 22, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Raich Ende Malter & Company LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $17,500 for the fiscal year ended December 31, 2007 and $14,500 for the fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $500 for the fiscal year ended December 31, 2007 and $500 for the fiscal year ended December 31, 2006.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFG ACQUISITION II INC.

Dated: March 3, 2008	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director

Dated: March 3, 2008	By:	/s/ John W. Branch
John W. Branch
Secretary

Dated: March 3, 2008	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer