Form 10-Q
period 2008-03-31
RFG Acquisition II Inc.
filed 2008-05-13
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52330

RFG ACQUISITION II INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2277305
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532
(Address of principal executive offices)

(312) 896-8292
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2008.

RFG ACQUISITION II INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	1

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2008, the Three Months Ended March 31, 2007 and for the Period from August 29, 2006 (Inception) Through March 31, 2008	2

	Statement of Changes in Stockholders’ Equity (Deficiency) for the Period from August 29, 2006 (Inception) Through March 31, 2008 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008, the Three Months Ended March 31, 2007 and for the Period from August 29, 2006 (Inception) Through March 31, 2008	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

- i -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2008	December 31,
	(Unaudited)	2007
Assets
Current Assets
Cash	$629	$353
Prepaid expenses	5,625	—
Total Assets	$6,254	$353

Liabilities and Stockholders’ Equity/(Deficiency)
Short Term Liabilities
Accounts payable and accrued expenses	$7,500	$3,560

Long Term Liabilities
Loan payable - stockholders	40,510	28,510
Accrued interest payable	2,423	1,726
Total Long Term Liabilities	42,933	30,236

Total Liabilities	50,433	33,796

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(74,179)	(63,443)
Total Stockholders’ Equity/(Deficiency)	(44,179)	(33,443)
Total Liabilities and Stockholders’ Equity/(Deficiency)	$6,254	$353

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period
			August 29, 2006
	For the Three Months Ended	For the Three Months Ended	(Inception) Through
	March 31, 2008	March 31, 2007	March 31, 2008

Revenues	$—	$—	$—

General and administrative expenses	10,039	15,715	71,756

(Loss) before other expenses	(10,039)	(15,715)	(71,756)

Interest expense	697	152	2,423

Net (Loss)	$(10,736)	$(15,867)	$(74,179)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity/(Deficiency)
For the period August 29, 2006 (Inception) through March 31, 2008

							(Deficit)
							Accumulated
						Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	—	$—	2,500,000	$250	$(250)	$—	$—	$—
August 31, 2006 - contributed capital	—	—	—	—	250	29,750	—	30,000
Net (loss)	—	—	—	—	—	—	(28,511)	(28,511)
Balance at December 31, 2006	—	—	2,500,000	250	—	29,750	(28,511)	1,489
Net (loss)	—	—	—	—	—	—	(34,932)	(34,932)
Balance at December 31, 2007	—	$—	2,500,000	$250	$—	$29,750	$(63,443)	$(33,443)
Net (loss) (Unaudited)	—	—	—	—	—	—	(10,736)	(10,736)
Balance at March 31, 2008 (Unaudited)	—	$—	2,500,000	$250	$—	$29,750	$(74,179)	$(44,179)

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 29, 2006
	For the Three Months Ended	For the Three Months Ended	(Inception) Through
	March 31, 2008	March 31, 2007	March 31, 2008

Cash Flows from Operating Activities
Net (loss)	$(10,736)	$(15,867)	$(74,179)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(5,625)	(5,625)	(5,625)
Decrease in accounts payable	(3,500)	—	—
Increase/(decrease) in accrued expenses	7,440	(60)	7,500
Increase in accrued interest	697	152	2,423
Net cash (used in) operating activities	(11,724)	(21,400)	(69,881)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	—	30,000
Proceeds from stockholder loans	12,000	22,510	40,510
Net cash provided by financing activities	12,000	22,510	70,510

Net Increase/(Decrease) in Cash	276	1,110	629

Cash at beginning of period	353	1,549	—

Cash at end of period	$629	$2,659	$629

See notes to unaudited financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008

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

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact on the Company’s financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at March 31, 2008 and for the three months then ended as a result of the adoption of FAS 159.

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

NOTE 5 -  INCOME TAXES:

The Company has approximately $14,000 and $6,700 in deferred tax assets at March 31, 2008 and 2007, respectively, resulting from capitalized start-up costs. At March 31, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate and the effective rate is due to the capitalization of the Company’s start-up costs for tax purposes. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008

NOTE 6 -  LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders. The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510. The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000. On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000. This maximum principal amount may be further amended from time to time. Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010. At March 31, 2008, the balance outstanding under these agreements is $40,510 plus accrued interest of $2,423.

NOTE 7 -  RELATED PARTY TRANSACTION:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC. The loan was interest only, matured on December 31, 2007 and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC. On December 31, 2007, the loan was amended to extend the maturity date to March 31, 2008. On March 28, 2008, the loan was amended to extend the maturity date to June 30, 2008. All other financial terms and conditions of the loan remain the same. The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.

The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

NOTE 8 -  BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements
March 31, 2008

NOTE 9 -  RECENT ACCOUNTING PRONOUNCEMENTS:

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

Statement of Financial Accounting Standards 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“FAS 161”)
In March 2008, the Financial Accounting Standards Board issued FAS 161 which provides financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of RFG Acquisition II Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2006 and maintains its principal executive office at c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since we filed our Registration Statement on Form 10-SB, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $6,254, comprised exclusively of cash and prepaid expenses. This compares with assets of $8,284, comprised exclusively of cash and prepaid expenses, as of March 31, 2007. The Company’s current liabilities as of March 31, 2008 totaled $50,433, comprised exclusively of accounts payable and accrued expenses, notes payable and accrued interest. This compares to the Company’s current liabilities as of March 31, 2007 of $22,662, comprised exclusively of notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

		Cumulative Period From
	Three months Ended	August 29, 2006 (Inception) to
	March 31, 2008	March 31, 2008
Net cash used in operating activities	$(11,724)	$(69,881)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$12,000	$70,510
Net effect on cash and cash equivalents	$276	$629

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (Inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of approximately $10,736, consisting of legal, accounting, audit and other professional service fees. This compares with a net loss of approximately $15,867 for the three months ending March 31, 2007 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in November of 2006.

For the period from August 29, 2006 (Inception) to March 31, 2008, the Company had a net loss of $74,179, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB in November of 2006 and the filing of the Company’s Quarterly and Annual Reports on Form 10-QSB and Form 10-KSB, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note was convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note became due and payable on December 31, 2007. On December 31, 2007, the loan was amended to extend the maturity date to March 31, 2008. On March 28, 2008, the loan was amended to extend the maturity date to June 30, 2008. All other financial terms and conditions of the Note remain the same. The Note also provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or to Richard F. Beston, Jr. or John W. Branch.  Mr. Beston and Mr. Branch, who own 100% of the issued and outstanding shares of Common Stock of the Company and serve as our officers and sole director, are the principal owners of and manage Ten X.  There can be no assurance that any or all of this Note will be assigned to the Company or that any transaction will arise as a result of Ten X, Mr. Beston or Mr. Branch’s relationship with Brewer.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFG ACQUISITION II INC.

Dated: May 13, 2008
By:  /s/ Richard F. Beston, Jr.

Richard F. Beston, Jr.
President
Dated: May 13, 2008
By:  /s/ David W. Matre

David W. Matre
Chief Financial Officer