Form 10-Q
period 2008-09-30
RFG Acquisition II Inc.
filed 2008-11-10
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 10, 2008.

RFG ACQUISITION II INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	1

	Statements of Operations (Unaudited) for the Three Months Ended September 30, 2008 and 2007, for the Nine Months Ended September 30, 2008 and 2007 and for the Period from August 29, 2006 (Inception) through September 30, 2008	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period from August 29, 2006 (Inception) through September 30, 2008 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008, for the Nine Months Ended September 30, 2007 and for the Period from August 29, 2006 (Inception) through September 30, 2008	4

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

	Item 1A. Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash	$1,073	$353
Prepaid expenses	1,875	-

Total Assets	$2,948	$353

Liabilities and Stockholders’ Equity/(Deficiency)
Short Term Liabilities
Accounts payable and accrued expenses	$-	$3,560

Long Term Liabilities
Loan payable - stockholders	56,510	28,510
Accrued interest payable	3,993	1,726
Total Long Term Liabilities	60,503	30,236

Total Liabilities	60,503	33,796

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(87,555)	(63,443)

Total Stockholders’ Equity/(Deficiency)	(57,555)	(33,443)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$2,948	$353

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	August 29, 2006 (Inception) Through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,409	5,644	21,845	27,362	83,562

(Loss) before other expenses	(5,409)	(5,644)	(21,845)	(27,362)	(83,562)

Interest expense	853	571	2,267	1,082	3,993

Net (Loss)	$(6,262)	$(6,215)	$(24,112)	$(28,444)	$(87,555)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through September 30, 2008

							(Deficit)
							Accumulated
	Preferred Stock		Common Stock			Additional	During the	Stockholders’
	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-in Capital	Development Stage	Equity/ (Deficiency)

August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-

August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000

Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)

Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489

Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)

Balance at December 31, 2007	-	$-	2,500,000	$250	$-	$29,750	$(63,443)	$(33,443)

Net (loss) (Unaudited)	-	-	-	-	-	-	(24,112)	(24,112)

Balance at September 30, 2008 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(87,555)	$(57,555)

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 29, 2006
	For the Nine Months Ended	For the Nine Months Ended	(Inception) Through
	September 30, 2008	September 30, 2007	September 30, 2008

Cash Flows from Operating Activities
Net (loss)	$(24,112)	$(28,444)	$(87,555)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(1,875)	(1,875)	(1,875)
Increase/(decrease) in accounts payable and accrued expenses	(3,560)	3,440	-
Increase in accrued interest	2,267	1,082	3,993
Net cash (used in) operating activities	(27,280)	(25,797)	(85,437)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	28,000	25,510	56,510
Net cash provided by financing activities	28,000	25,510	86,510

Net Increase/(Decrease) in Cash	720	(287)	1,073

Cash at beginning of period	353	1,549	-

Cash at end of period	$1,073	$1,262	$1,073

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

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
September 30, 2008

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). There was no impact on the Company’s financial position, results of operations or cash flows at September 30, 2008 and for the nine months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”). There was no impact on the Company’s financial position, results of operations or cash flows at September 30, 2008 and for the nine months then ended as a result of the adoption of FAS 159.

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

NOTE 5 -  INCOME TAXES:

The Company has approximately $18,000 and $9,000 in deferred tax assets at September 30, 2008 and 2007, respectively, resulting from capitalized start-up costs. At September 30, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate and the effective rate is due to the capitalization of the Company’s start-up costs for tax purposes. The Company currently

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 5 -  INCOME TAXES:
(Continued):

has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

NOTE 6 -  LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders. The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510. The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000. On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000. On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time. Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010. At September 30, 2008, the balance outstanding under these agreements is $56,510 plus accrued interest of $3,993.

NOTE 7 -  RELATED PARTY TRANSACTIONS:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC. The loan was interest only, matured on December 31, 2007 and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC. On December 31, 2007, the loan was amended to extend the maturity date to March 31, 2008. On March 28, 2008, the loan was amended to extend the maturity date to June 30, 2008. On June 27, 2008, the loan was amended to extend the maturity date to September 30, 2008. On September 26, 2008, the loan was amended to extend the maturity date to December 31, 2008. All other financial terms and conditions of the loan remain the same. The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 7 -  RELATED PARTY TRANSACTIONS
(Continued):

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

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008

NOTE 9 -  RECENT ACCOUNTING PRONOUNCEMENTS:
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

Statement of Financial Accounting Standards 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“FAS 161”)
In March 2008, the Financial Accounting Standards Board issued FAS 161 which provides financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of FAS 161 to have a material effect on the Company’s financial statements.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had current assets equal to $2,948, comprised of cash and prepaid expenses. This compares with current assets of $353, comprised exclusively of cash, as of December 31, 2007. The Company had no short term liabilities as of September 30, 2008. This compares to the Company’s short term liabilities as of December 31, 2007 of $3,560, comprised exclusively of accounts payable and accrued expenses. The Company’s long term liabilities as of September 30, 2008 totaled $60,503, comprised exclusively of loans payable to stockholders and accrued interest payable. This compares to the Company’s long term liabilities as of December 31, 2007 of $33,796, comprised exclusively of loans payable to stockholders and accrued interest payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008, for the nine months ended September 30, 2007 and for the period from August 29, 2006 (inception) through September 30, 2008:

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Period from August 29, 2006 (Inception) through September 30, 2008
Net cash (used in) operating activities	$(27,280)	$(25,797)	$(85,437)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$28,000	$25,510	$86,510
Net increase/ (decrease) in cash	$720	$(287)	$1,073

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended September 30, 2008, the Company had a net loss of $24,112, consisting of (i) $21,845 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, and (ii) $2,267 of interest expense.

This compares with a net loss of $28,444 for the nine months ended September 30, 2007, consisting of (i) $27,362 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2008 in August in 2008, the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in February of 2007, and (ii) $1,082 of interest expense.

For the period from August 29, 2006 (inception) through September 30, 2008, the Company had a net loss of $87,555, consisting of (i) $83,562 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and (ii) $3,993 of interest expense.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

RFG ACQUISITION II INC.

Dated: November 10, 2008	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director

Dated: November 10, 2008	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer