Form 10-K
period 2008-12-31
RFG Acquisition II Inc.
filed 2009-03-06
CIK 1377040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-accelerated Filer ☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 3, 2009, there were 2,500,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of RFG Acquisition II, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

RFG Acquisition II Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on August 29, 2006 and maintains its principal executive offices at c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Richard F. Beston, Jr. an officer and sole director of the Company, John W. Branch and David W. Matre, both officers of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)        Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)        Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)        Strength and diversity of management, either in place or scheduled for recruitment;

         (d)        Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)        The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)         The extent to which the business opportunity can be advanced;

         (g)        The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)        Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

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

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 3, 2009, there were 2 holders of record of the Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2008.

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

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $623, comprised exclusively of cash.  This compares with assets of $353, comprised exclusively of cash, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $3,575, comprised of accounts payable and accrued expenses.  This compares with current liabilities of $3,560 comprised of accounts payable and accrued expenses, as of December 31, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2008 and December 31, 2007 and for the cumulative period from August 29, 2006 (Inception) to December 31, 2008.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007	For the Cumulative Period from August 29, 2006 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(27,730)	$(29,706)	$(85,887)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$28,000	$28,510	$86,510
Net Increase (Decrease) in Cash and Cash Equivalents	$270	$(1,196)	$623

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2008, the Company had a net loss of $30,801, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 in November of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008.

For the fiscal year ended December 31, 2007, the Company had a net loss of $34,932, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 in November of 2007, Quarterly Report on Form 10-Q for the period ended June 30, 2007 in August of 2007, Quarterly Report on Form 10-Q for the period ended March 31, 2007 in May of 2007 and Annual Report on Form 10-KSB for the year ended December 31, 2006 in February of 2007.

For the cumulative period from August 29, 2006 (Inception) to December 31, 2008, the Company had a net loss of $94,244 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, and Quarterly Report and Annual Reports on Form 10-Q (or Form 10-QSB) and Form 10-KSB.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

RFG ACQUISITION II INC.
(A Development Stage Company)
Table of Contents
December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RFG Acquisition II, Inc.
Lisle, Illinois

We have audited the accompanying balance sheets of RFG Acquisition II, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity/(deficiency), and cash flows for the years then ended, and for the cumulative period August 29, 2006 (inception) through December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFG Acquisition II, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the cumulative period August 29, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
March 3, 2009

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	December 31, 2007

Assets
Current Assets
Cash	$623	$353

Total Assets	$623	$353

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$3,575	$3,560

Long Term Liabilities
Loan payable – stockholders	56,510	28,510
Accrued interest payable	4,782	1,726
Total Long Term Liabilities	61,292	30,236

Total Liabilities	64,867	33,796

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(94,244)	(63,443)

Total Stockholders’ Equity/(Deficiency)	(64,244)	(33,443)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$623	$353

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period August 29, 2006 (Inception) Through December 31, 2008

Revenues	$-	$-	$-

General and administrative expenses	27,745	33,206	89,462

(Loss) before other expenses	(27,745)	(33,206)	(89,462)

Interest expense	3,056	1,726	4,782

Net (Loss)	$(30,801)	$(34,932)	$(94,244)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through December 31, 2008

							(Deficit)
							Accumulated
	Preferred Stock		Common Stock			Additional	During the	Stockholders’
					Subscription	Paid-in	Development	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-

August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000

Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)

Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489

Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)

Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,443)	(33,443)

Net (loss)	-	-	-	-	-	-	(30,801)	(30,801)

Balance at December 31, 2008	-	$-	2,500,000	$250	$-	$29,750	$(94,244)	$(64,244)

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			August 29, 2006
	For the Year Ended	For the Year Ended	(Inception) Through
	December 31, 2008	December 31, 2007	December 31, 2008

Cash Flows from Operating Activities
Net (loss)	$(30,801)	$(34,932)	$(94,244)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable and accrued expenses	15	3,500	3,575
Increase in accrued interest	3,056	1,726	4,782
Net cash (used in) operating activities	(27,730)	(29,706)	(85,887)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	28,000	28,510	56,510
Net cash provided by financing activities	28,000	28,510	86,510

Net Increase/(Decrease) in Cash	270	(1,196)	623

Cash at beginning of period	353	1,549	-

Cash at end of period	$623	$353	$623

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

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

As required by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  Since the adoption of FIN 48 at January 1, 2007, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

NOTE 2    -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued):

(d)          Fair Value of Financial Instruments:
The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity.

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”).  There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2008 and for the twelve months then ended as a result of the adoption of FAS 157.

On January 1, 2008 the company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“FAS 159”).  There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2008 and for the twelve months then ended as a result of the adoption of FAS 159.

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
December 31, 2008

NOTE 4    -          PREFERRED STOCK:

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 5    -          INCOME TAXES:

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $90,000 to reduce future federal and state taxable income through 2028.

The Company has approximately $20,000 and $11,000 in deferred tax assets at December 31, 2008 and 2007, respectively, resulting from net operating loss carryforwards.  At December 31, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

NOTE 6    -          LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At December 31, 2008, the balance outstanding under these agreements is $56,510 plus accrued interest of $4,782.  On January 27, 2009, the Company received an additional $11,500 increasing the outstanding principal balance to $68,010.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

NOTE 7    -         RELATED PARTY TRANSACTIONS:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC.  The loan was interest only, and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof.  As of March 3, 2009 the loan remains unpaid.

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
December 31, 2008

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole director and executive officers:

Name	Age	Position

Richard F. Beston, Jr.	45	President and Director
John W. Branch	51	Secretary
David W. Matre	43	Chief Financial Officer

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard F. Beston, Jr., the Company’s President and sole director, has served in this capacity since the inception of the Company during August 2006.  Mr. Beston has worked in the U.S. capital markets for over 15 years with top securities firms in New York and Chicago.  He has served in senior leadership roles in Management, Investment Banking and Institutional Sales/Trading.  His career has focused on the areas of Emerging Markets, Derivatives, Venture Capital and Private Equity investing.  Since April 2005, Mr. Beston has served as Chairman and Chief Executive Officer of RainMaker Financial Group Inc. and affiliated companies including RainMaker Securities LLC, a NASD/SIPC member broker/dealer, RM Advisors LLC, a registered Investment Advisor, and the Ten X Capital Partners Companies, a series of private equity funds, which he founded in 2004.  Since October 2003, Mr. Beston has also served as the President of Ten X Holdings LLC.   From July 2002 to September 2003, Mr. Beston was a Senior Vice President with Friedman, Billings, Ramsey Inc., where he founded and managed the firm’s Chicago office.  From October 2000 to July 2002, Mr. Beston was a Partner with Advanced Equities Inc. in Chicago, where he specialized in raising capital for emerging private companies backed by top-tier national venture capital firms.  From November 1994 to July 1999, Mr. Beston was a Senior Vice President at Societe Generale Group in New York, where he specialized in emerging market debt, derivatives, and structured product, while managing 25 of the firm’s largest and most demanding buy-side account relationships.  Mr. Beston also serves as the President and sole director of RFG Acquisition II Inc., a blank check, non-trading and publicly reporting shell company.  Mr. Beston received his Masters degree in International Management from the American Graduate School of International Management (Thunderbird) in 1988, and his Bachelors degree from the University of Iowa in 1985.  He is a member of the Turnaround Management Association, and holds multiple securities licenses (7, 63, 65, and 24).

John W. Branch, the Company’s Secretary, has served in this capacity since the inception of the Company during August 2006.  Since August 2004, Mr. Branch has served as the Vice President and General Counsel of Ten X Holdings, a consulting and business holdings entity.  He also serves as the Vice President and General Counsel of Ten X Capital Partners Companies, a series of private equity funds and as the Vice President of RainMaker Securities LLC, a NASD/SIPC member broker/dealer.  In addition, he is the Chief Operating Officer of RainMaker Financial Group Inc. and the Vice President and General Counsel of RM Advisors LLC, entities where he provides legal counsel and business analysis.  From October 2002 until July 2004, Mr. Branch was in private law practice.  Prior to holding these positions, from October 2000 to September 2002, Mr. Branch served as the Chief Financial Officer of Gold Coast Water Company, LLC and the Chief Financial Officer of Atlantic Beverage Company, LLC.  Mr. Branch brings over 20 years of experience as a Certified Public Accountant and over 15 years as an attorney at law.  He has significant experience in business start-ups, turnarounds, taxation, securities offerings, business transactional law and litigation.  Mr. Branch also serves as the Secretary of RFG Acquisition II Inc., a blank check, non-trading and publicly reporting shell company.  Mr. Branch received his Juris Doctorate from Western State University College of Law and has earned a Bachelor of Science degree from the University of Redlands with a major in Accounting.

David W. Matre, the Company’s Chief Financial Officer, has served in this capacity since the inception of the Company during August 2006.  Since February 2006, Mr. Matre has served as the Chief Financial Officer of Ten X Capital Partners Companies, a series of private equity funds.  From June 2001 to February 2006, Mr. Matre was the Vice President and Treasurer of Midas, Inc., a NYSE listed franchisor of auto repair facilities.  From October 1999 to March 2001, Mr. Matre was the Chief Financial Officer of Closerlook, Inc., a professional services firm.  Prior to 1999, Mr. Matre held various senior financial positions in early stage, pre-IPO and publicly traded high growth companies.  His background includes a demonstrated track record in strategic planning, mergers & acquisitions, financial reporting and domestic and international banking.  He has managed numerous capital markets transactions and is a proven leader in financial analysis, cash management and actively managing multiple project/companies simultaneously in a portfolio approach.  Mr. Matre also serves as the Chief Financial Officer of RFG Acquisition II Inc., a blank check, non-trading and publicly reporting shell company.  Mr. Matre earned a Master of Business Administration degree from DePaul University and a Bachelor of Science degree in Business Administration from the University of Wisconsin-Stevens Point.

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 5, 2008.  Requests for copies of the Code of Ethics should be sent in writing to RFG Acquisition II Inc., Attention: President, c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Cash Compensation	Other Compensation

Richard F. Beston, Jr., President and Director	2008 2007	None None	None None
John W. Branch, Secretary	2008 2007	None None	None None
David W. Matre, Chief Financial Officer	2008 2007	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 3, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Richard F. Beston, Jr. (1) c/o RainMaker Financial Group Inc. 650 Warrenville Road, Suite 103 Lisle, IL 60532	1,250,000	50%

John W. Branch (2) c/o RainMaker Financial Group Inc. 650 Warrenville Road, Suite 103 Lisle, IL 60532	1,250,000	50%

David W. Matre (3) 650 Warrenville Road Suite 103 Lisle, IL 60532	0	0%

All Directors and Officers as a Group (3 individuals)	2,500,000	100%

(1)	Richard F. Beston, Jr. is President and Director of the Company.
(2)	John W. Branch is Secretary of the Company.
(3)	David W. Matre is Chief Financial Officer of the Company.

(b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note was convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note was due and payable on December 31, 2007.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof.  As of March 3, 2009 the loan remains unpaid.

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”).  The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”).  The Credit Line may be increased or amended from time to time.  The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year.  Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000.  The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At December 31, 2008, the balance outstanding under these agreements is $56,510 plus accrued interest of $4,782.  On January 27, 2009, the Company received an additional $11,500 increasing the outstanding principal balance to $68,010.

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Company LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $17,500 for the fiscal year ended December 31, 2008 and $17,500 for the fiscal year ended December 31, 2007.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $500 for the fiscal year ended December 31, 2008 and $500 for the period ended December 31, 2007.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 22, 2006 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFG ACQUISITION II INC.

Dated: March 6, 2009	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: March 6, 2009	By:	/s/ John W. Branch
John W. Branch
Secretary

Dated: March 6, 2009	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard F. Beston, Jr.	President and Sole Director	March 6, 2009
Richard F. Beston, Jr.