Form 10-Q
period 2009-03-31
RFG Acquisition II Inc.
filed 2009-05-13
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52330

RFG Acquisition II Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-2277305
(State or other jurisdiction	(I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 12, 2009.

RFG ACQUISITION II INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	1

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2009 and 2008 and for the Period August 29, 2006 (Inception) through March 31, 2009	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through March 31, 2009 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009, for the Three Months Ended March 31, 2008 and for the Period August 29, 2006 (Inception) through March 31, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2009 Unaudited	December 31, 2008

Assets
Current Assets
Cash	$419	$623
Prepaid expenses	5,625	-
Total Assets	$6,044	$623

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$7,500	$3,575

Long Term Liabilities
Loan payable – stockholders	68,010	56,510
Accrued interest payable	5,522	4,782
Total Long Term Liabilities	73,532	61,292

Total Liabilities	81,032	64,867

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(104,988)	(94,244)

Total Stockholders’ Equity/(Deficiency)	(74,988)	(64,244)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$6,044	$623

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period August 29, 2006 (Inception) Through March 31, 2009

Revenues	$-	$-	$-

General and administrative expenses	10,004	10,039	99,466

(Loss) before other expenses	(10,004)	(10,039)	(99,466)

Interest expense	740	697	5,522

Net (Loss)	$(10,744)	$(10,736)	$(104,988)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through March 31, 2009

							(Deficit) Accumulated
						Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)
Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,443)	(33,443)
Net (loss)	-	-	-	-	-	-	(30,801)	(30,801)
Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (loss) (Unaudited)	-	-	-	-	-	-	(10,744)	(10,744)
Balance at March 31, 2009 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(104,988)	$(74,988)

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 29, 2006
	For the Three Months Ended	For the Three Months Ended	(Inception) Through
	March 31, 2009	March 31, 2008	March 31, 2009

Cash Flows from Operating Activities
Net (loss)	$(10,744)	$(10,736)	$(104,988)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase in prepaid expenses	(5,625)	(5,625)	(5,625)
Increase in accounts payable and accrued expenses	3,925	3,940	7,500
Increase in accrued interest	740	697	5,522
Net cash (used in) operating activities	(11,704)	(11,724)	(97,591)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	11,500	12,000	68,010
Net cash provided by financing activities	11,500	12,000	98,010

Net Increase/(Decrease) in Cash	(204)	276	419

Cash at beginning of period	623	353	-

Cash at end of period	$419	$629	$419

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

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

As required by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of March 31, 2009, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

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

As of March 31, 2009, the Company has net operating loss carryforwards of approximately $105,000 to reduce future federal and state taxable income through 2028.

The Company has approximately $24,000 and $14,000 in deferred tax assets at March 31, 2008 and 2007, respectively, resulting from net operating loss carryforwards.  At March 31, 2008 and 2007, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 5 -	INCOME TAXES
(Continued):

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

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At March 31, 2009, the balance outstanding under these agreements is $68,010 plus accrued interest of $5,522.  On May 8, 2009, the Company received an additional $8,000, increasing the outstanding principal balance to $76,010.

NOTE 7 -	RELATED PARTY TRANSACTIONS:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC.  The loan was interest only, and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof.  As of May 8, 2009 the loan remains unpaid.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009

NOTE 7 -	RELATED PARTY TRANSACTIONS
(Continued):

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

NOTE 8 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

NOTE 9 -	RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had current assets equal to $6,044, comprised of cash and prepaid expenses. This compares with current assets of $623, comprised exclusively of cash, as of December 31, 2008. The Company had $7,500 in current liabilities as of March 31, 2009 comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2008 of $3,575, comprised exclusively of accounts payable and accrued expenses.  The Company’s long term liabilities as of March 31, 2009 equal $73,532, comprised of loans payable to stockholders and accrued interest payable.  This compares to the Company’s long term liabilities as of December 31, 2008 of $61,292, comprised of loans payable to stockholders and accrued interest payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009, for the three months ended March 31, 2008 and for the period from August 29, 2006 (inception) through March 31, 2009:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period from August 29, 2006 (Inception) through March 31, 2009
Net cash (used in) operating activities	$(11,704)	$(11,724)	$(97,591)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$11,500	$12,000	$98,010
Net increase/ (decrease) in cash	$(204)	$276	$419

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $10,744, consisting of (i) $10,004 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Form 10-K for the year ended December 31, 2008 in March of 2008, and (ii) $740 of interest expense.

This compares with a net loss of $10,736 for the three months ended March 31, 2008, consisting of (i)
$10,039 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, and (ii) $697 of interest expense.

For the period from August 29, 2006 (inception) through March 31, 2009, the Company had a net loss of $104,988, consisting of (i) $99,466 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K and (ii) $5,522 of interest expense.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note was convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note was due and payable on December 31, 2007.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof.  As of May 8, 2009 the loan remains unpaid.

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”).  The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”).  The Credit Line may be increased or amended from time to time.  The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year.  Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000.  The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  At March 31, 2009, the balance outstanding under these agreements is $68,010 plus accrued interest of $5,520  On May 8, 2009, the Company received an additional $8,000 increasing the outstanding principal balance to $76,010.

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

RFG ACQUISITION II INC.

Dated: May 12, 2009	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: May 12, 2009	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer