Form 10-K
period 2009-12-31
RFG Acquisition II Inc.
filed 2010-03-18
CIK 1377040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 18, 2010, there were 2,500,000 shares of common stock, par value $.0001, outstanding.

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

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 18, 2010, there were 2 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2009.

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

We believe we will be able to meet these costs through additional borrowings from the existing line of credit agreements, the use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $1,281, comprised exclusively of cash.  This compares with assets of $623, comprised exclusively of cash, as of December 31, 2008.  The Company’s total liabilities as of December 31, 2009 totaled $95,437, comprised of accounts payable, accrued expenses, loans payable to stockholders and accrued interest payable.  This compares with total liabilities of $64,867 comprised of accounts payable, accrued expenses, loans payable to stockholders and accrued interest payable as of December 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and December 31, 2008 and for the cumulative period from August 29, 2006 (Inception) to December 31, 2009.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008	For the Cumulative Period from August 29, 2006 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(29,842)	$(27,730)	$(115,729)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$30,500	$28,000	$117,010
Net Increase in Cash	$658	$270	$1,281

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. We believe we will be able to meet these costs through additional borrowings from the existing line of credit agreements. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2009, the Company had a net loss of $29,912, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2008, the Company had a net loss of $30,801, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from August 29, 2006 (Inception) to December 31, 2009, the Company had a net loss of $124,156 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, and the filing of the Company’s periodic reports.

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
December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
RFG Acquisition II, Inc.
Lisle, Illinois

We have audited the accompanying balance sheets of RFG Acquisition II, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity/(deficiency), and cash flows for the years then ended, and the cumulative period August 29, 2006 (inception) through December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFG Acquisition II, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and  the cumulative period August 29, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
March 16, 2010

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008

Assets
Current Assets
Cash	$1,281	$623

Total Assets	$1,281	$623

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$155	$3,575

Long Term Liabilities
Loan payable – stockholders	87,010	56,510
Accrued interest payable	8,272	4,782
Total Long Term Liabilities	95,282	61,292

Total Liabilities	95,437	64,867

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(124,156)	(94,244)

Total Stockholders’ Equity/(Deficiency)	(94,156)	(64,244)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$1,281	$623

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period August 29, 2006 (Inception) Through December 31, 2009

Revenues	$-	$-	$-

General and administrative expenses	26,422	27,745	115,884

(Loss) before other expenses	(26,422)	(27,745)	(115,884)

Interest expense	3,490	3,056	8,272

Net (Loss)	$(29,912)	$(30,801)	$(124,156)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through December 31, 2009

							(Deficit)
							Accumulated
	Preferred Stock		Common Stock			Additional	During the	Stockholders’
	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-in Capital	Development Stage	Equity/ (Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)
Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,443)	(33,443)
Net (loss)	-	-	-	-	-	-	(30,801)	(30,801)
Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (loss)	-	-	-	-	-	-	(29,912)	(29,912)
Balance at December 31, 2009	-	$-	2,500,000	$250	$-	$29,750	$(124,156)	$(94,156)

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			August 29, 2006
	For the Year Ended	For the Year Ended	(Inception) Through
	December 31, 2009	December 31, 2008	December 31, 2009

Cash Flows from Operating Activities
Net (loss)	$(29,912)	$(30,801)	$(124,156)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(3,420)	15	155
Increase in accrued interest	3,490	3,056	8,272
Net cash (used in) operating activities	(29,842)	(27,730)	(115,729)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	30,500	28,000	87,010
Net cash provided by financing activities	30,500	28,000	117,010

Net Increase in Cash	658	270	1,281

Cash at beginning of period	623	353	-

Cash at end of period	$1,281	$623	$1,281

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of December 31, 2009, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 2    -         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued):

(d)	Fair Value of Financial Instruments:
The Company adopted the Financial Accounting Standards Board Fair Value Measurements, as it applies to its financial statements.  This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market.  The standard establishes a hierarchy in determining the fair value of an asset or liability.  The fair value hierarchy has three levels of inputs, both observable and unobservable.  The standard requires the utilization of the lowest possible level of input to determine fair value.  Level 1 inputs include quoted market prices in an active market for identical assets or liabilities.  Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly.  Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data.  Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity. The carrying amount of loans payable to stockholders approximate their fair value, using level three inputs, as the current interest rate on such instruments approximates current market rates on similar instruments.

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

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 5    -         INCOME TAXES:

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $124,000 to reduce future federal and state taxable income through 2029.

The Company has approximately $32,000 and $20,000 in deferred tax assets at December 31, 2009 and 2008, respectively, resulting from net operating loss carryforwards.  At December 31, 2009 and 2008, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

NOTE 6    -         LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. On March 5, 2010, the agreements were amended to increase the maximum aggregate principal amount to $200,000.  This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2013.  At December 31, 2009, the balance outstanding under these agreements is $87,010 plus accrued interest of $8,272.  On January 22, 2010, the Company received an additional $8,000, increasing the outstanding principal balance to $95,010.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 7    -         RELATED PARTY TRANSACTIONS:

On July 17, 2007, an affiliate of the Company, Ten X Holdings, LLC, completed a $2,500,000 loan to Brewer Investment Group, LLC.  The loan was interest only, and the principal was convertible into Class A membership interests in Brewer Investment Group, LLC.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof.  Minimal payments have been received to date.  As of the time of the filing of our Annual Report on Form 10-K, the vast majority of the loan remains unpaid and no portion of the loan was sold, transferred, assigned or pledged to the company on its current stockholders.

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

NOTE 8    -         RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 9    -         SUBSEQUENT EVENTS:

Subsequent events have been evaluated through the time of the filing of our Annual Report on form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole director and executive officers:

Name	Age	Position

Richard F. Beston, Jr.	46	President and Director
John W. Branch	52	Secretary
David W. Matre	44	Chief Financial Officer

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation

Richard F. Beston, Jr., President and Director	2009 2008	None None	None None
John W. Branch, Secretary	2009 2008	None None	None None
David W. Matre, Chief Financial Officer	2009 2008	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 18, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Item 13. Certain Relationships and Related Transactions.

On July 17, 2007, Ten X Holdings, LLC, an Illinois limited liability company and an affiliate of the Company (“Ten X”), was issued a convertible promissory note by Brewer Investment Group, LLC, an Illinois limited liability company (“Brewer”) in consideration for $2,500,000 that Ten X loaned to Brewer (the “Note”).  The principal of the Note was convertible into Class A membership interests of Brewer.  No interest shall accrue on the Note, and the Note was due and payable on December 31, 2007.  The loan was amended several times to extend the maturity date to December 31, 2008.  All other financial terms and conditions of the loan remained the same.  The loan provides that it may be sold, transferred, assigned or pledged to certain corporations or other entities, including the Company, or its current stockholders, who serve as officers and sole director of the Company and are also the principal owners of, and managers of, Ten X Holdings, LLC.  On January 6, 2009, after the failure of Brewer Investment Group, LLC to pay all sums due and payable under the loan within two days after the amended maturity date, Ten X Holdings, LLC declared the loan to be in formal default and declared all such sums immediately due and payable and demanded payment thereof.  As of the time of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the vast majority of the loan remains unpaid and no portion of the loan was sold, transferred, assigned or pledged to the company or its current stockholders.

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”).  The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”).  The Credit Line may be increased or amended from time to time.  The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year.  Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2010.  On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000.  The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. On March 5, 2010 the Loan Agreements were amended to increase the maximum aggregate principal amount to $200,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2013.  At December 31, 2009, the balance outstanding under these agreements is $87,010 plus accrued interest of $8,272.  On January 22, 2010, the Company received an additional $8,000 increasing the outstanding principal balance to $95,510.

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5600(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Richard F. Beston, our sole director would not be considered independent as he is also an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Company LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $15,500 for the fiscal year ended December 31, 2009 and $17,500 for the fiscal year ended December 31, 2008.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $500 for the fiscal year ended December 31, 2009 and $500 for the period ended December 31, 2008.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal year ended December 31, 2009 and for the period ended December 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

RFG ACQUISITION II INC.

Dated: March 18, 2010	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: March 18, 2010	By:	/s/ John W. Branch
John W. Branch
Secretary

Dated: March 18, 2010	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard F. Beston, Jr.	President and Sole Director	March 18, 2010
Richard F. Beston, Jr.