Form 10-Q
period 2010-06-30
RFG Acquisition II Inc.
filed 2010-08-13
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2010.

RFG ACQUISITION II INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2010 and 2009, for the Six Months ended June 30, 2010 and 2009 and for the Period August 29, 2006 (Inception) through June 30, 2010	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through June 30, 2010 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010, for the Six Months Ended June 30, 2009 and for the Period August 29, 2006 (Inception) through June 30, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved.	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009

Assets
Current Assets
Cash	$608	$1,281
Prepaid expenses	3,750	-
Total Assets	$4,358	$1,281

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$10,356	$155

Long Term Liabilities
Loan payable – stockholders	95,010	87,010
Accrued interest payable	10,478	8,272
Total Long Term Liabilities	105,488	95,282

Total Liabilities	115,844	95,437

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(141,486)	(124,156)

Total Stockholders’ Equity/(Deficiency)	(111,486)	(94,156)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$4,358	$1,281

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period August 29, 2006 (Inception) Through June 30, 2010

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,625	5,535	15,124	15,539	131,008

(Loss) before other expenses	(5,625)	(5,535)	(15,124)	(15,539)	(131,008)

Interest expense	1,125	843	2,206	1,583	10,478

Net (Loss)	$(6,750)	$(6,378)	$(17,330)	$(17,122)	$(141,486)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through June 30, 2010

							(Deficit)
							Accumulated
						Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)

August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000

Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489

Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)
Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,443)	(33,443)

Net (loss)	-	-	-	-	-	-	(30,801)	(30,801)
Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)

Net (loss)	-	-	-	-	-	-	(29,912)	(29,912)
Balance at December 31, 2009	-	-	2,500,000	250	-	29,750	(124,156)	(94,156)

Net (loss)	-	-	-	-	-	-	(17,330)	(17,330)
Balance at June 30, 2010 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(141,486)	$(111,486)

See notes to financial statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 29, 2006
	For the Six Months Ended	For the Six Months Ended	(Inception) Through
	June 30, 2010	June 30, 2009	June 30, 2010

Cash Flows from Operating Activities
Net (loss)	$(17,330)	$(17,122)	$(141,486)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(3,750)	(3,750)	(3,750)
(Decrease)/increase in accounts payable and accrued expenses	10,201	(234)	10,356
Increase in accrued interest	2,206	1,583	10,478
Net cash (used in) operating activities	(8,673)	(19,523)	(124,402)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	8,000	19,500	95,010
Net cash provided by financing activities	8,000	19,500	125,010

Net increase/(decrease) in cash	(673)	(23)	608

Cash at beginning of period	1,281	623	-

Cash at end of period	$608	$600	$608

See notes to financial statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of June 30, 2010, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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
June 30, 2010

NOTE 4 -	PREFERRED STOCK:

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 5 -	INCOME TAXES:

As of June 30, 2010, the Company has net operating loss carryforwards of approximately $141,000 to reduce future federal and state taxable income through 2029.

The Company has approximately $38,000 and $27,000 in deferred tax assets at June 30, 2010 and 2009, respectively, resulting from net operating loss carryforwards.  At June 30, 2010 and 2009, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

NOTE 6 -	LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000.  On March 5, 2010, the agreements were amended to increase the maximum aggregate principal amount to $200,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2013.  At June 30, 2010, the balance outstanding under these agreements is $95,010 plus accrued interest of $10,478.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of June 30, 2010, the Company had current assets equal to $4,358, comprised of cash and prepaid expenses. This compares with current assets of $1,281, comprised exclusively of cash, as of December 31, 2009. The Company had $10,356 in current liabilities as of June 30, 2010 comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2009 of $155, comprised exclusively of accounts payable and accrued expenses.  The Company’s long term liabilities as of June 30, 2010 equal $105,488, comprised of loans payable to stockholders and accrued interest payable.  This compares to the Company’s long term liabilities as of December 31, 2009 of $95,282 comprised of loans payable to stockholders and accrued interest payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2010, for the six months ended June 30, 2009 and for the period from August 29, 2006 (inception) through June 30, 2010:

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	For the Period from August 29, 2006 (Inception) through June 30, 2010
Net cash (used in) operating activities	$(8,673)	$(19,523)	$(124,402)
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$8,000	$19,500	$125,010
Net increase/ (decrease) in cash	$(673)	$(23)	$608

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through June 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2010, the Company had a net loss of $6,750 and $17,330, respectively, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Form 10-K for the year ended December 31, 2009 in March of 2010, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed in April of 2010 and interest expense.

This compares with a net loss of $6,378 and $17,122, respectively, for the three and six months ended June 30, 2009, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in March of 2009, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed in April of 2010 and interest expense.

For the period from August 29, 2006 (inception) through June 30, 2010, the Company had a net loss of $141,486 consisting of (i) $131,008 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K and (ii) $10,478 of interest expense.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

RFG ACQUISITION II INC.

Dated: August 13, 2010	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: August 13, 2010	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer