Form 10-Q
period 2010-09-30
RFG Acquisition II Inc.
filed 2010-11-10
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 10, 2010.

RFG ACQUISITION II INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	1

	Statements of Operations (Unaudited) for the Three Months Ended September 30,	2
	2010 and 2009, for the Nine Months Ended September 30, 2010 and 2009 and for
	the Period from August 29, 2006 (Inception) through September 30, 2010

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006	3
	(Inception) through September 30, 2010 (Unaudited)

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30,	4
	2010, for the Nine Months Ended September 30, 2009 and for the Period
	August 29, 2006 (Inception) through September 30, 2010

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and	9
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009

Assets
Current Assets
Cash	$878	$1,281
Prepaid expenses	1,875	-

Total Assets	$2,753	$1,281

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$-	$155

Long Term Liabilities
Loan payable – stockholders	109,010	87,010
Accrued interest payable	11,719	8,272
Total Long Term Liabilities	120,729	95,282

Total Liabilities	120,729	95,437

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(147,976)	(124,156)

Total Stockholders’ Equity/(Deficiency)	(117,976)	(94,156)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$2,753	$1,281

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	August 29, 2006 (Inception) Through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	5,249	5,404	20,373	20,943	136,257

(Loss) before other expenses	(5,249)	(5,404)	(20,373)	(20,943)	(136,257)

Interest expense	1,241	928	3,447	2,511	11,719

Net (Loss)	$(6,490)	$(6,332)	$(23,820)	$(23,454)	$(147,976)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through September 30, 2010

							(Deficit) Accumulated
	Preferred Stock		Common Stock			Additional	During the	Stockholders’
					Subscription	Paid-in	Development	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)
Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,443)	(33,443)
Net (loss)	-	-	-	-	-	-	(30,801)	(30,801)
Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (loss)	-	-	-	-	-	-	(29,912)	(29,912)
Balance at December 31, 2009	-	-	2,500,000	250	-	29,750	(124,156)	(94,156)
Net (loss) (Unaudited)	-	-	-	-	-	-	(23,820)	(23,820)
Balance at September 30, 2010 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(147,976)	$(117,976)

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
			August 29, 2006
	For the Nine Months Ended	For the Nine Months Ended	(Inception) Through
	September 30, 2010	September 30, 2009	September 30, 2010

Cash Flows from Operating Activities
Net (loss)	$(23,820)	$(23,454)	$(147,976)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(1,875)	(1,875)	(1,875)
(Decrease) in accounts payable and accrued expenses	(155)	(575)	-
Increase in accrued interest	3,447	2,511	11,719
Net cash (used in) operating activities	(22,403)	(23,393)	(138,132)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	22,000	23,000	109,010
Net cash provided by financing activities	22,000	23,000	139,010

Net Increase (Decrease) in Cash	(403)	(393)	878

Cash at beginning of period	1,281	623	-

Cash at end of period	$878	$230	$878

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of September 30, 2010, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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

NOTE 3 -
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from inception of approximately $148,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its stockholders, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 4    -         COMMON STOCK:

The Company is authorized to issue one hundred million (100,000,000) shares of common stock.  On August 29, 2006 the Company sold two million five hundred thousand (2,500,000) shares of common stock to two investors for $250, which was paid on August 31, 2006.  These shareholders also contributed an additional amount of $29,750, for total cash consideration of $30,000

NOTE 5    -         PREFERRED STOCK:

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 6    -         INCOME TAXES:

As of September 30, 2010, the Company has net operating loss carryforwards of approximately $148,000 to reduce future federal and state taxable income through 2029.

The Company has approximately $41,000 and $29,000 in deferred tax assets at September 30, 2010 and 2009, respectively, resulting from net operating loss carryforwards.  At September 30, 2010 and 2009, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.  All of the Company’s tax years are subject to federal and state tax examination.

NOTE 7    -         LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000.  On March 5, 2010, the agreements were amended to increase the maximum aggregate principal amount to $200,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2013.  At September 30, 2010, the balance outstanding under these agreements is $109,010 plus accrued interest of $11,719.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
NOTE 8    -         RELATED PARTY TRANSACTIONS:

The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.

NOTE 9    -         BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

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

NOTE 10    -       RECENT ACCOUNTING PRONOUNCEMENTS:

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2006 (Inception) and maintains its principal executive office at c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 103, Lisle, Illinois 60532. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $878 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had current assets equal to $2,753, comprised of cash and prepaid expenses. This compares with current assets of $1,281, comprised exclusively of cash, as of December 31, 2009. The Company had no current liabilities as of September 30, 2010. This compares to the Company’s current liabilities as of December 31, 2009 of $155, comprised exclusively of accounts payable and accrued expenses.  The Company’s long term liabilities as of September 30, 2010 equal $120,729, comprised of loans payable to stockholders and accrued interest payable.  This compares to the Company’s long term liabilities as of December 31, 2009 of $95,282 comprised of loans payable to stockholders and accrued interest payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and for the period from August 29, 2006 (Inception) through September 30, 2010:

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Period from August 29, 2006 (Inception) through September 30, 2010
Net cash (used in) operating activities	$(22,403)	$(23,393)	$(138,132)
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$22,000	$23,000	$139,010
Net increase/(decrease) in cash	$(403)	$(393)	$878

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through September 30, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2010, the Company had a net loss of $6,490 and $23,820, respectively, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K and interest expense. This compares with a net loss of $6,332 and $23,454, respectively, for the three and nine months ended September 30, 2009, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K and interest expense.

For the period from August 29, 2006 (inception) through September 30, 2010, the Company had a net loss of $147,976 consisting of (i) $136,257 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K  and (ii) $11,719 of interest expense.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

RFG ACQUISITION II INC.

Dated: November 10, 2010	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: November 10, 2010	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer