Form 10-Q
period 2011-03-31
RFG Acquisition II Inc.
filed 2011-05-20
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52330

RFG Acquisition II Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-2277305
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 101, Lisle, IL 60532
(Address of principal executive offices)

(312) 286-4826
(Registrant’s telephone number, including area code)

650 Warrenville Road, Suite 103, Lisle, IL 60532
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 20, 2011.

RFG ACQUISITION II INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and for the Period from August 29, 2006 (Inception) through March 31, 2011	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through March 31, 2011 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and for the Period August 29, 2006 (Inception) through March 31, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2011	December 31,
	Unaudited	2010

Assets
Current Assets
Cash	$106	$66

Total Assets	$106	$66

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$7,559	$400

Long Term Liabilities
Loan payable – stockholders	112,010	111,510
Accrued interest payable	14,375	13,044
Total Long Term Liabilities	126,385	124,554

Total Liabilities	133,944	124,954

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(163,838)	(154,888)

Total Stockholders’ Equity/(Deficiency)	(133,838)	(124,888)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$106	$66

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations
Unaudited

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period August 29, 2006 (Inception) Through March 31, 2011

Revenues	$-	$-	$-

General and administrative expenses	7,619	9,499	149,463

(Loss) before other expenses	(7,619)	(9,499)	(149,463)

Interest expense	1,331	1,081	14,375

Loss before (benefit) from income taxes	(8,950)	(10,580)	(163,838)
(Benefit ) from income taxes	-	-	-

Net (Loss)	$(8,950)	$(10,580)	$(163,838)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through March 31, 2011

							(Deficit)
							Accumulated
						Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Subscription	Paid-in	Development	Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)

August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)
Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,443)	(33,443)
Net (loss)	-	-	-	-	-	-	(30,801)	(30,801)
Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (loss)	-	-	-	-	-	-	(29,912)	(29,912)
Balance at December 31, 2009	-	-	2,500,000	250	-	29,750	(124,156)	(94,156)
Net (loss)	-	-	-	-	-	-	(30,732)	(30,732)
Balance at December 31, 2010	-	-	2,500,000	250	-	29,750	(154,888)	(124,888)
Net (loss)	-	-	-	-	-	-	(8,950)	(8,950)
Balance at March 31, 2011 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(163,838)	$(133,838)

See notes to financial statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows
Unaudited

			For the Period
			August 29, 2006
	For the Three	For the Three	(Inception)
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net (loss)	$(8,950)	$(10,580)	$(163,838)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	-	(5,625)	-
Increase in accounts payable and accrued expenses	7,159	6,845	7,559
Increase in accrued interest	1,331	1,081	14,375
Net cash (used in) operating activities	(460)	(8,279)	(141,904)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	500	8,000	112,010
Net cash provided by financing activities	500	8,000	142,010

Net Increase/(Decrease) in Cash	40	(279)	106

Cash at beginning of period	66	1,281	-

Cash at end of period	$106	$1,002	$106

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of March 31, 2011, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from inception of approximately $164,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its stockholders, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.
.
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

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

NOTE 6 -	INCOME TAXES:

As of March 31, 2011, the Company has net operating loss carryforwards of approximately $164,000 to reduce future federal and state taxable income through 2031.

The Company has approximately $47,000 and $36,000 in deferred tax assets at March 31, 2011 and 2010, respectively, resulting from net operating loss carryforwards.  At March 31, 2011 and 2010, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2007
Delaware	2007

NOTE 7 -	LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders, who are also officers of the company.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000.  On March 5, 2010, the agreements were amended to increase the maximum aggregate principal amount to $200,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2013.  At March 31, 2011, the balance outstanding under these agreements is $112,010 plus accrued interest of $14,375.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

NOTE 8 -	RELATED PARTY TRANSACTIONS:

The Company utilizes the office space and equipment of its management at no cost.

NOTE 9 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

NOTE 10 -	RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 11 -	SUBSEQUENT EVENTS:

On May 16, 2011, the Company entered into an agreement with Granite Investor Group (“Granite”) that provides Granite, or an affiliate of Granite, with an option to purchase such number of common shares of the Company as shall be required to obtain control of the Company for an aggregate purchase price of $25,000, which amount shall be used by the Company to repurchase the shares of common stock currently issued and outstanding.  Unless the agreement is extended by mutual written agreement of Granite and the Company, the option to purchase these controlling common shares shall expire and be of no further force on the date that is 150 days from the original execution of the agreement.

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2006 (Inception) and maintains its principal executive office at c/o RainMaker Financial Group Inc., 650 Warrenville Road, Suite 101, Lisle, IL 60532. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $106 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had current assets equal to $106, comprised exclusively of cash. This compares with current assets of $66, comprised exclusively of cash, as of December 31, 2010. The Company had current liabilities equal to $7,559 as of March 31, 2011, comprised exclusively of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2010 of $400, comprised exclusively of accounts payable and accrued expenses.  The Company’s long term liabilities as of March 31, 2011 equal $126,385, comprised of loans payable to stockholders and accrued interest payable.  This compares to the Company’s long term liabilities as of December 31, 2010 of $124,554 comprised of loans payable to stockholders and accrued interest payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 and for the period from August 29, 2006 (Inception) through March 31, 2011:

	For the	For the	For the Period from
	Three Months	Three Months	August 29, 2006
	Ended	Ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
Net cash (used in) operating activities	$(460)	$(8,279)	$(141,904)
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$500	$8,000	$142,010
Net increase/(decrease) in cash	$40	$(279)	$106

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2011, the Company had a net loss of $8,950, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K and interest expense. This compares with a net loss of $10,580, for the three months ended March 31, 2010, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K and interest expense.

For the period from August 29, 2006 (inception) through March 31, 2011, the Company had a net loss of $163,838 consisting of (i) $149,463 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K  and (ii) $14,375 of interest expense.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On May 16, 2011, the Company entered into an agreement (the “Option Agreement”) with Granite Investor Group, Inc. (the “Purchaser”), pursuant to which the Purchaser has acquired the right to purchase, at any time through the date that is 150 days from the date of the Option Agreement (the “Option Period”), such number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as shall be required to obtain control of the Company (the “Controlling Shares”) at an aggregate purchase price of $25,000 (the “Purchase Price”), assuming that the Purchase Price, will be utilized to immediately thereupon repurchase all other currently issued and outstanding shares of Common Stock for an aggregate purchase price of $25,000.  The closing (the “Closing”) of the sale of the Controlling Shares, if such sale shall occur, may occur at any time during the Option Period upon at least twenty (20) days’ prior written notice from the Purchaser (the “Closing Date”). If the Purchaser has not purchased the Controlling Shares prior to the expiration of the Option Period, and the Option Agreement is not extended by the mutual agreement of the Company and the Purchaser, the Option Agreement and the Purchaser’s right to purchase the Controlling Shares will terminate on October 13, 2011.

The Purchaser has delivered a $5,000 non-refundable deposit to the Company, which amount will be applied to the Purchase Price at the Closing and is subject to the terms and conditions described in the Option Agreement.

On the Closing Date, the Company shall deliver to the Purchaser the resignations of all of the Company’s officers and directors; provided however, that immediately prior to the resignation of all of the Company’s board of directors, the board of directors shall appoint one director chosen by the Purchaser to serve on the board of directors all of the Company’s current directors have resigned.

The description of the Option Agreement herein is a summary and is qualified in its entirety by the provisions of the Option Agreement, a copy of which was attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2011 and incorporated herein by reference.  There can be no assurances that the transactions contemplated under the Option Agreement will ever be consummated.

Item 6.  Exhibits.

(a)   Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

**10.1	Option Agreement by and between the Company and Granite Investor Group, Inc., dated May 16, 2011

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on November 22, 2006 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 19, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFG ACQUISITION II INC.

Dated: May 20, 2011	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: May 20, 2011	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer