Form 10-Q
period 2011-06-30
RFG Acquisition II Inc.
filed 2011-08-12
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52330

RFG Acquisition II Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2277305
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

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
Yes ☒ No  ☐

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
Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2011.

RFG ACQUISITION II INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1

	Statements of Operations (Unaudited) for the Three and Six Months Ended
	June 30, 2011 and 2010 and for the Period from August 29, 2006 (Inception)
	through June 30, 2011	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006
	(Inception) through June 30, 2011 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended
	June 30, 2011 and 2010 and for the Period August 29, 2006 (Inception) through
	June 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$178	$66
Prepaid expenses	3,750	-
Accounts receivable-related party	4,056	-
Total Assets	$7,984	$66

Liabilities and Stockholders’ Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$4,056	$400
Deposit – option agreement	5,000	-
Loan payable-related party	2,500	-
Total Current Liabilities	11,556	400

Long Term Liabilities
Loan payable – stockholders	119,910	111,510
Accrued interest payable	15,777	13,044
Total Long Term Liabilities	135,687	124,554

Total Liabilities	147,243	124,954

Stockholders’ Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	29,750	29,750
Deficit accumulated during the development stage	(169,259)	(154,888)

Total Stockholders’ Equity/(Deficiency)	(139,259)	(124,888)

Total Liabilities and Stockholders’ Equity/(Deficiency)	$7,984	$66

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period August 29, 2006 (Inception) Through June 30, 2011
Revenues	$-	$-	$-	$-	$-

General and administrative expenses	8,075	5,625	15,694	15,124	157,538

(Loss) before other income / expenses	(8,075)	(5,625)	(15,694)	(15,124)	(157,538)

Other (income)	(4,056)	-	(4,056)	-	(4,056)
Interest expense	1,402	1,125	2,733	2,206	15,777

Income (loss) before (benefit) from income taxes	(5,421)	(6,750)	(14,371)	(17,330)	(169,259)

Benefit from income taxes	-	-	-	-	-

Net (Loss)	$(5,421)	$(6,750)	$(14,371)	$(17,330)	$(169,259)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through June 30, 2011

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (loss)	-	-	-	-	-	-	(28,511)	(28,511)
Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (loss)	-	-	-	-	-	-	(34,932)	(34,932)
Balance at December 31, 2007	-	-	2,500,000	250	-	29,750	(63,443)	(33,443)
Net (loss)	-	-	-	-	-	-	(30,801)	(30,801)
Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (loss)	-	-	-	-	-	-	(29,912)	(29,912)
Balance at December 31, 2009	-	-	2,500,000	250	-	29,750	(124,156)	(94,156)
Net (loss)	-	-	-	-	-	-	(30,732)	(30,732)
Balance at December 31, 2010	-	-	2,500,000	250	-	29,750	(154,888)	(124,888)
Net (loss)	-	-	-	-	-	-	(14,371)	(14,371)
Balance at June 30, 2011 (Unaudited)	-	$-	2,500,000	$250	$-	$29,750	$(169,259)	$(139,259)

See notes to financial statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	For the	For the	August 29, 2006
	Six Months Ended	Six Months Ended	(Inception) Through
	June 30, 2011	June 30, 2010	June 30, 2011

Cash Flows from Operating Activities
Net (loss)	$(14,371)	$(17,330)	$(169,259)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(3,750)	(3,750)	(3,750)
(Increase) in accts receivable-related party	(4,056)	-	(4,056)
(Decrease)/increase in accounts payable and accrued expenses	3,656	10,201	4,056
Increase in deposit – option agreement	5,000	-	5,000
Increase in loan payable-related party	2,500	-	2,500
Increase in accrued interest	2,733	2,206	15,777
Net cash (used in) operating activities	(8,288)	(8,673)	(149,732)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	30,000
Proceeds from stockholder loans	8,400	8,000	119,910
Net cash provided by financing activities	8,400	8,000	149,910

Net increase/(decrease) in cash	112	(673)	178

Cash at beginning of period	66	1,281	-

Cash at end of period	$178	$608	$178

See notes to financial statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of June 30, 2011, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

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

NOTE 3 - GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from inception of approximately $169,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its stockholders, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 6 - INCOME TAXES:

As of June 30, 2011, the Company has net operating loss carryforwards of approximately $169,000 to reduce future federal and state taxable income through 2031.

The Company has approximately $49,000 and $38,000 in deferred tax assets at June 30, 2011 and 2010, respectively, resulting from net operating loss carryforwards.  At June 30, 2011 and 2010, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.

The earliest tax years that are subject to examination by taxing authorities by major jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2007
Delaware	2007

NOTE 7 - LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into formal line of credit agreements with its two stockholders, who are also officers of the company.  The agreements provided the Company with revolving credit lines up to an aggregate maximum of $12,510.  The agreements were amended on February 26, 2007 to increase the maximum aggregate principal amount to $30,000.  On June 1, 2007, the agreements were amended to increase the rate of interest from 4.75% to the prime rate of interest, as reported in the Wall Street Journal, plus 1.0% per annum.  In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum.  On September 24, 2007, the agreements were amended to increase the maximum aggregate principal amount to $50,000.  On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000.  On March 5, 2010, the agreements were amended to increase the maximum aggregate principal amount to $200,000. This maximum principal amount may be further amended from time to time.  Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year.  Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2013.  At June 30, 2011, the balance outstanding under these agreements is $119,910 plus accrued interest of $15,777.

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 8 - RELATED PARTY TRANSACTIONS:

The Company utilizes the office space and equipment of its management at no cost.

Professional fees in the amount of $7,500 were paid on behalf of the Company by Ten X Holdings, LLC (“Ten X”), an affiliate of the Company.  The amount is unsecured, non-interest bearing and has no stipulated repayment terms. As of June 30, 2011, the outstanding balance of $2,500 is reported as loan payable – related party.

On May 16, 2011, the Company entered into an agreement with Granite Investor Group (“Granite”) that provides Granite, or an affiliate of Granite, with an option to purchase such number of common shares of the Company as shall be required to obtain control of the Company for an aggregate purchase price of $25,000, which amount shall be used by the Company to repurchase the shares of common stock currently issued and outstanding.  Unless the agreement is extended by mutual written agreement of Granite and the Company, the option to purchase these controlling common shares shall expire and be of no further force on the date that is 150 days from the original execution of the agreement. In accordance with the agreement, a non-refundable deposit of $5,000 was received and is reported as deposit – option agreement. In addition, Granite has agreed to reimburse the Company for expenses incurred after May 16, 2011, the date of the agreement, that relate to complying with reporting obligations pursuant to the Securities Exchange Act of 1934. As of June 30, 2011, these reimbursable expenses aggregated $4,056 and are reported as accounts receivable – related party.

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

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 11 - SUBSEQUENT EVENTS:

On July 20, 2011, Granite exercised its option to purchase such number of common shares of the Company as shall be required to obtain control of the Company.  Granite shall pay the balance of the purchase price in full upon the closing of the sale of the controlling shares, which date shall occur no earlier than 20 days from the option exercise date.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $178 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had current assets equal to $7,984, comprised of cash, prepaid expenses and accounts receivable from related party. This compares with current assets of $66, comprised exclusively of cash, as of December 31, 2010. The Company had current liabilities equal to $11,556 as of June 30, 2011, comprised of accounts payable and accrued expenses, deposit for option agreement, and loan payable to related party. This compares to the Company’s current liabilities as of December 31, 2010 of $400, comprised of accounts payable and accrued expenses.  The Company’s long term liabilities as of June 30, 2011 equal $135,687, comprised of loans payable to stockholders and accrued interest payable. This compares to the Company’s long term liabilities as of December 31, 2010 of $124,554 comprised of loans payable to stockholders and accrued interest payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2011 and 2010 and for the period from August 29, 2006 (Inception) through June 30, 2011:

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from August 29, 2006 (Inception) through June 30, 2011
Net cash (used in) operating activities	$(8,288)	$(8,673)	$(149,732)
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$8,400	$8,000	$149,910
Net increase/(decrease) in cash	$112	$(673)	$178

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2011, the Company had a net loss of $5,421 and $14,371, respectively, consisting of general and administrative expenses and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s periodic reports and interest expense. This compares with a net loss of $6,750 and $17,330, respectively, for the three and six months ended June 30, 2010, consisting of general and administrative expenses and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s periodic reports and interest expense.

For the period from August 29, 2006 (inception) through June 30, 2011, the Company had a net loss of $169,259 consisting of (i) $157,538 of general and administrative expenses and legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K, (ii) $4,056 of other income from the reimbursement of expenses by Granite and (iii) $15,777 of interest expense.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

The Purchaser has delivered a $5,000 non-refundable deposit to the Company, which amount will be applied to the Purchase Price at the closing (the “Closing”) of the sale of the Controlling Shares and is subject to the terms and conditions described in the Option Agreement.

The description of the Option Agreement herein is a summary and is qualified in its entirety by the provisions of the Option Agreement, a copy of which was attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2011 and incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

On July 20, 2011 (the “Option Exercise Date”), Granite exercised its option to purchase the Controlling Shares of the Company.  Granite shall pay the balance of the Purchase Price in full upon Closing, which date shall occur no earlier than 20 days from the Option Exercise Date.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

**10.1	Option Agreement by and between the Company and Granite Investor Group, Inc., dated May 16, 2011

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

RFG ACQUISITION II INC.

Dated: August 12, 2011	By:	/s/ Richard F. Beston, Jr.
Richard F. Beston, Jr.
President and Director
Principal Executive Officer

Dated: August 12, 2011	By:	/s/ David W. Matre
David W. Matre
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer