Form 10-Q
period 2011-09-30
RFG Acquisition II Inc.
filed 2011-11-21
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52330

RFG Acquisition II Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2277305
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Stamell & Schager, LLP, 1 Liberty Plaza, 35th Floor, New York, NY 10006
(Address of principal executive offices)

(212) 566-4047
(Registrant’s telephone number, including area code)

Former Name and Address
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 21, 2011.

RFG ACQUISITION II INC.

- INDEX -

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from August 29, 2006 (Inception) through September 30, 2011	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through September 30, 2011 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010 and for the Period August 29, 2006 (Inception) through September 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RFG ACQUISITION II INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30, 2011 (Unaudited)	December 31, 2010

Assets
Current Assets
Cash	$140	$66

Total Assets	$140	$66

Liabilities and Stockholders' Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$4,438	$400
Total Current Liabilities	4,438	400

Long Term Liabilities
Loan payable - stockholders	-	111,510
Accrued interest payable	-	13,044
Total Long Term Liabilities	-	124,554

Total Liabilities	4,438	124,954

Stockholders' Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	173,433	29,750
Deficit accumulated during the development stage	(177,981)	(154,888)

Total Stockholders' Equity/(Deficiency)	(4,298)	(124,888)

Total Liabilities and Stockholders' Equity/(Deficiency)	$140	$66

See Notes to Financial Statements

RFG ACQUISITION II INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period August 29, 2006 (Inception) Through September 30, 2011

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	$8,226	$5,249	$23,920	$20,373	$165,764

(Loss) before other income/expenses	(8,226)	(5,249)	(23,920)	(20,373)	(165,764)

Other (income)	-	-	(4,056)	-	(4,056)

Interest expense	496	1,241	3,229	3,447	16,273

(Loss) before (benefit) from income taxes	(8,722)	(6,490)	(23,093)	(23,820)	(177,981)

Benefit from income taxes	-	-	-	-	-

Net (Loss)	$(8,722)	$(6,490)	$(23,093)	$(23,820)	$(177,981)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See Notes to Financial Statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Statement of Stockholders' Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through September 30, 2011

	Preferred Stock		Common Stock		Subscription	Additional Paid-	(Deficit) Accumulated during the Development	Stockholders' Equity/
	Shares	Amount	Shares	Amount	Receivable	in Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (Loss)	-						(28,511)	(28,511)

Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (Loss)	-	-	-	-	-	-	(34,932)	(34,932)

Balance at December 31, 2007	-	-	2,500,000	250		29,750	(63,443)	(33,443)
Net (Loss)	-	-	-	-	-	-	(30,801)	(30,801)

Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (Loss)	-	-	-	-	-	-	(29,912)	(29,912)

Balance at December 31, 2009	-	-	2,500,000	250		29,750	(124,156)	(94,156)
Net (Loss)	-	-	-	-	-	-	(30,732)	(30,732)

Balance at December 31, 2010	-	-	2,500,000	250	-	29,750	(154,888)	(124,888)
Net (loss)	-	-	-	-	-	-	(23,093)	(23,093)

September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	-	-	143,683	-	143,683

September 16, 2011-Sale of Common Stock	-	-	2,500,000	250	-	-	-	25,000
September 16, 2011-Purchase of Common Stock	-	-	(2,500,000)	(250)	-	-	-	-

Balance at September 30, 2011 (Unaudited)	$-	$-	$2,500,000	$250	$-	$173,433	$(177,981)	$(4,298)

See Notes to Financial Statements

RFG ACQUISITION II INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period August 29, 2006 (Inception) Through September 30, 2011
Cash Flows from Operating Activities
Net (loss)	$(23,093)	$(23,820)	$(177,981)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	-	(1,875)	-
(Decrease)/increase in accounts payable and accrued expenses	4,038	(155)	4,438
Increase in loan payable-related party	7,500	-	7,500
Increase in accrued interest	3,229	3,447	16,273

Net cash (used in) operating activites	(8,326)	(22,403)	(149,770)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	25,000	-	55,000
Redemption of common stock	(25,000)	-	(25,000)
Proceeds from stockholder loans	8,400	22,000	119,910

Net cash provided by financing activities	8,400	22,000	149,910

Net increase/(decrease) in cash	74	(403)	140

Cash at beginning of period	66	1,281	-

Cash at end of period	$140	$878	$140

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Conversion of loans payable and related accrued interest to additional paid-in capital	$143,683	$-	$143,683

See Notes to Financial Statements

RFG ACQUISITION II INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of September 30, 2011, the Company is unaware of any uncertain tax positions.

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
September 30, 2011

NOTE 3 -	GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from inception of approximately $180,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its stockholders, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.
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

As of September 30, 2011, the Company has net operating loss carryforwards of approximately $180,000 to reduce future federal and state taxable income through 2031.

The Company has approximately $53,000 and $41,000 in deferred tax assets at September 30, 2011 and 2010, respectively, resulting from net operating loss carryforwards.  At September 30, 2011 and 2010, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the valuation allowance.

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
September 30, 2011

NOTE 7 -	LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into a line of credit agreement with its two stockholders, who were also officers of the company. At September 16, 2011, the balance outstanding under these agreements was $119,910 plus accrued interest of $16,273. On September 16, 2011, the outstanding balance and accrued interest was converted to additional paid-in capital.

NOTE 8 -	RELATED PARTY TRANSACTIONS:

The Company utilizes the office space and equipment of its management at no cost.

On May 16, 2011, the Company entered into an agreement with Granite Investor Group, Inc. (“Granite”), that provided Granite, or an affiliate of Granite, with an option to purchase such number of common shares of the Company as shall be required to obtain control of the Company for an aggregate purchase price of $25,000, which would be used by the Company to repurchase the shares of common stock currently issued and outstanding.  In accordance with the agreement, Granite agreed to reimburse the Company for expenses incurred after May 16, 2011, the date of the agreement, that relate to complying with reporting obligations pursuant to the Securities Exchange Act of 1934.

In connection with the exercise of the option, on September 16, 2011, the Company issued and sold an aggregate of 2,500,000 shares of Common Stock to Granite for an aggregate purchase price equal to $25,000, which amount was used to repurchase 2,500,000 shares of Common Stock held by Richard F. Beston, the Company's President and a director immediately prior to the transaction and  John W. Branch, the Company's Secretary immediately prior to the transaction, for an aggregate purchase price equal to $25,000. The repurchased shares were then cancelled. A change of control of the Company resulted upon the closing of the transaction. New officers were appointed to serve as President, Treasurer, and Secretary, effective upon resignation of Mr. Beston and Mr. Branch.

Professional fees in the amount of $7,500 were paid on behalf of the Company by Ten X Holdings, LLC (“Ten X”), an affiliate of the Company.  The amount was unsecured, non-interest bearing and had no stipulated repayment terms.  In accordance with the agreement entered into with Granite, a non-refundable deposit of $5,000, paid by Granite, was received by Ten X and applied to the outstanding loan balance.  As of September 16, 2011, the outstanding balance of $2,500 was converted to paid-in capital.

As of September 16, 2011, the liability to Granite for the non-refundable deposit of $5000, paid by Granite, was converted to additional paid-in capital.

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2006 (Inception) and maintains its principal executive office at c/o Stamell & Schager, LLP, 1 Liberty Plaza, 35th Floor, New York, NY 10006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	acquiring a business.

We believe we will be able to meet these costs through funds loaned to or invested in us by our stockholder, management or other investors. As of the date of the period covered by this report, the Company has $140 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate profits from operations and/or to obtain necessary financing to meet our obligations and repay our liabilities as they come due. Our ability to continue as a going concern is also dependant on finding a suitable company to acquire. Management’s plan includes obtaining additional funds by equity financing through a merger or reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, in need of additional funds for expansion into new products or markets, seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had current assets equal to $140, comprised exclusively of cash. This compares with current assets of $66, comprised exclusively of cash, as of December 31, 2010. The Company had current liabilities equal to $4,438 as of September 30, 2011, comprised of accounts payable and accrued expenses. This compares to the Company’s current liabilities as of December 31, 2010 of $400, comprised of accounts payable and accrued expenses.  The Company had no long term liabilities as of September 30, 2011. This compares to the Company’s long term liabilities as of December 31, 2010 of $124,554 comprised of loans payable to stockholders and accrued interest payable.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010 and for the period from August 29, 2006 (Inception) through September 30, 2011:

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period from August 29, 2006 (Inception) through September 30, 2011
Net cash (used in) operating activities	$(8,326)	$(22,403)	$(149,770)
Net cash (used in) investing activities	-	-	-
Net cash provided by financing activities	8,400	22,000	149,910
Net increase/(decrease) in cash	$74	$(403)	$140

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2011, the Company had a net loss of $8,722 and $23,093, respectively, consisting of general and administrative expenses and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s periodic reports and interest expense. This compares with a net loss of $6,490 and $23,820, respectively, for the three and nine months ended September 30, 2010, consisting of general and administrative expenses and legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s periodic reports and interest expense.

For the period from August 29, 2006 (inception) through September 30, 2011, the Company had a net loss of $177,981 consisting of (i) $165,764 of general and administrative expenses and legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K, (ii) $4,056 of other income from the reimbursement of expenses by Granite and (iii) $16,273 of interest expense.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2011, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued and sold an aggregate of 2,500,000 shares of the common stock, par value $0.0001 per share (the "Common Stock") of the Company to Granite Investor Group, Inc. ("Granite") for an aggregate purchase price equal to $25,000 (the "Purchase Price").

The proceeds from the sale were used to repurchased an aggregate of 2,500,000 shares of the Company's Common Stock from John W. Branch, the Company's Secretary and Richard F. Beston, Jr., the Company's President and sole director immediately prior to the transaction, for an aggregate repurchase price equal to $25,000, pursuant to the terms and conditions of a repurchase agreement, dated September 16, 2011 (the "Repurchase Agreement").

No brokers or finders were used and no commissions or other fees have been paid by the Company in connection with the sale of securities.  The sale of stock was made in reliance upon the exemption from registration promulgated by Section 4(2) under the Securities Act of 1933, as amended.

The descriptions of the Purchase Agreement and the Repurchase Agreement herein are summaries and are qualified in their entirety by the provisions of the Purchase Agreement and the Repurchase Agreement, copies of which were attached as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2011 and incorporated herein by reference.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

Change in Control

In connection with the Purchase Agreement, Richard F. Beston, the Company’s sole director increased the size of the board to two members and appointed Barry F. Cohen and Jared B. Stamell to serve as directors of the Company immediately upon the closing of the transactions contemplated by the Purchase Agreement and Repurchase Agreement and the effective time of Mr. Beston’s resignation as the sole director of the Company.  In addition, concurrent with the closing of the transactions contemplated by the Purchase Agreement and Repurchase Agreement, Mr. Cohen was appointed to serve as President and Mr. Stamell was appointed to serve as Secretary and Treasurer of the Company, effective upon the resignations of Mr. Beston, as the Company’s President, John W. Branch as the Company’s Secretary and David Matre as the Company’s Chief Financial Officer.

Appointment of Chief Financial Officer

On November 18, 2011, Mr. Stamell was appointed to serve as Chief Financial Officer of the Company.

The biography of Mr. Stamell is as follows:

Jared B. Stamell, 64, the Company’s Secretary, Treasurer and a director since September 16, 2011, has served as Secretary, Treasurer and General Counsel of Granite Investor Group, Inc. since 2009. He has served as a Partner in the New York law firm, Stamell & Schager, LLP since 1989. Mr. Stamell is admitted to practice before the United States Supreme Court, in many United States Courts of Appeal and District Courts, and he is a member of the bar of the States of New Jersey, New York, Massachusetts and the District of Columbia. He is a graduate of the University of Michigan and received his law degree, J.D., Cum Laude, from Harvard Law School which awarded him a Frank Knox Fellowship to do graduate work in economics. Mr. Stamell received an M.Sc. in Economics from the London School of Economics. Mr. Stamell’s experience with representing industrial and financial businesses in litigation and financing and organizing companies will be beneficial to the Company as it seeks a business combination transaction.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

**10.1	Securities Purchase Agreement, dated September 16, 2011

**10.2	Repurchase Agreement, dated September 16, 2011

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on November 22, 2006 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2011 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFG ACQUISITION II INC.

Dated: November 21, 2011	By:	/s/ Barry F. Cohen
Barry F. Cohen
President and Director Principal Executive Officer

Dated: November 21, 2011	By:	/s/ Jared B. Stamell
Jared B. Stamell
Secretary, Treasurer and Director Principal Financial Officer