Form 10-K
period 2011-12-31
RFG Acquisition II Inc.
filed 2012-04-03
CIK 1377040

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52330

_______________________________________________

RFG Acquisition II Inc.

(Exact name of registrant as specified in its charter)

____________________

Delaware	35-2277305
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Stamell & Schager, LLP, 1 Liberty Plaza 35th Floor, New York, NY 10006

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2011, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of April 2, 2012, there were 2,500,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

RFG Acquisition II Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on August 29, 2006 and maintains its principal executive offices at c/o Stamell & Schager, LLP, 1 Liberty Plaza, 35th Floor, New York, NY 10006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected December 31 as its fiscal year end.

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

The analysis of new business opportunities will be undertaken by or under the supervision of Berry F. Cohen and Jared B. Stamell, both officers and directors of the Company. Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us, however, as of this date, the Company has not entered into any definitive agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of April 2, 2012, there was 1 holder of record of the Common Stock.

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

The proceeds from the sale were used to repurchase an aggregate of 2,500,000 shares of the Company's Common Stock from John W. Branch, the Company's Secretary and Richard F. Beston, Jr., the Company's President and sole director immediately prior to the transaction, for an aggregate repurchase price equal to $25,000, pursuant to the terms and conditions of a repurchase agreement, dated September 16, 2011 (the "Repurchase Agreement").

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

Liquidity and Capital Resources

As of December 31, 2011, the Company has no assets. This compares with assets of $66, comprised exclusively of cash, as of December 31, 2010. The Company’s liabilities as of December 31, 2011 totaled $10,308, comprised exclusively of loans payable to stockholders. This compares with total liabilities of $124,954, comprised of accounts payable, accrued expenses, loans payable to stockholders and accrued interest payable, as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and 2010, and for the cumulative period from August 29, 2006 (Inception) to December 31, 2011.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010	For the Cumulative Period from August 29, 2006 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$(26,274)	$(25,715)	$(167,718)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$26,208	$24,500	$167,718
Net Increase (Decrease) in Cash	$(66)	$(1,215)	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (Inception) to December 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2011, the Company had a net loss of $29,103, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2010, the Company had a net loss of $30,732, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the cumulative period from August 29, 2006 (Inception) to December 31, 2011, the Company had a net loss of $183,991 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the preparation and filing of the Company’s periodic reports, and general, administrative, and interest expenses.

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

RFG ACQUISITION II INC.

(A Development Stage Company)

Table of Contents

December 31, 2011

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders’ Equity (Deficiency)	F-5
Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

RFG Acquisition II, Inc.

New York, NY

We have audited the accompanying balance sheets of RFG Acquisition II, Inc. (a development stage company) (the “Company”) as of December 31, 2011, and 2010, and the related statements of operations, stockholders’ equity/(deficiency), and cash flows for each of the years in the two-year period ended December 31, 2011, and the cumulative period August 29, 2006 (inception) through December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RFG Acquisition II, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the cumulative period August 29, 2006 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York

March 30, 2012

RFG ACQUISITION II INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

Assets
Current Assets
Cash	$-	$66

Total Assets	$-	$66

Liabilities and Stockholders' (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$-	$400
Total Current Liabilities	-	400

Long Term Liabilities
Loan payable - stockholders	10,308	111,510
Accrued interest payable	-	13,044
Total Long Term Liabilities	10,308	124,554

Total Liabilities	10,308	124,954

Commitments and Contingencies	-	-

Stockholders' (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	173,433	29,750
Deficit accumulated during the development stage	(183,991)	(154,888)

Total Stockholders' (Deficiency)	(10,308)	(124,888)

Total Liabilities and Stockholders' Equity/(Deficiency)	$-	$66

See Notes to Financial Statements

RFG ACQUISITION II INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period August 29, 2006 (Inception) Through December 31, 2011

Revenues	$-	$-	$-

General and administrative expenses	$29,930	$25,960	$171,774

(Loss) before other income/expenses	(29,930)	(25,960)	(171,774)

Other (income)	(4,056)	-	(4,056)

Interest expense	3,229	4,772	16,273

Loss before benefit from income taxes	(29,103)	(30,732)	(183,991)

Benefit from income taxes	-	-	-

Net (Loss)	$(29,103)	$(30,732)	$(183,991)

Basic and Diluted (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,500,000	2,500,000

See Notes to Financial Statements

RFG ACQUISITION II INC.

(A Development Stage Company)

Statements of Stockholders’’ Equity/(Deficiency)

For the Period August 29, 2006 (Inception) Through December 31, 2011

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Deficit Accumulated During the Development	Stockholders' Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)

August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (Loss)	-						(28,511)	(28,511)

Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (Loss)	-	-	-	-	-	-	(34,932)	(34,932)

Balance at December 31, 2007	-	-	2,500,000	250		29,750	(63,443)	(33,443)
Net (Loss)	-	-	-	-	-	-	(30,801)	(30,801)

Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (Loss)	-	-	-	-	-	-	(29,912)	(29,912)

Balance at December 31, 2009	-	-	2,500,000	250		29,750	(124,156)	(94,156)
Net (Loss)	-	-	-	-	-	-	(30,732)	(30,732)

Balance at December 31, 2010	-	-	2,500,000	250	-	29,750	(154,888)	(124,888)
September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	-	-	143,683	-	143,683

September 16, 2011-Sale of Common Stock	-	-	2,500,000	250	-	24,750	-	25,000
September 16, 2011-Purchase of Common Stock	-	-	(2,500,000)	(250)	-	(24,750)	-	(25,000)
Net (loss)	-	-	-	-	-	-	(29,103)	(29,103)

Balance at December 31, 2011	-	$-	2,500,000	$250	$-	$173,433	$(183,991)	$(10,308)

See Notes to Financial Statements

RFG ACQUISITION II INC.

(A Development Stage Company)

Statements of CASH FLOWS

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period August 29, 2006 (Inception) Through December 31, 2011
Cash Flows from Operating Activities
Net (loss)	$(29,103)	$(30,732)	$(183,991)
Adjustments to reconcile net (loss) to net cash used in operating activities:
(Decrease)/increase in accounts payable
and accrued expenses	(400)	245	-
(Decrease)/ Increase in accrued interest payable	3,229	4,772	16,273

Net cash (used in) operating activites	(26,274)	(25,715)	(167,718)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the Company	7,500		7,500
Proceeds from issuance of common stock	25,000	-	55,000
Redemption of common stock	(25,000)	-	(25,000)
Proceeds from stockholder loans	18,708	24,500	130,218

Net cash provided by financing activities	26,208	24,500	167,718

Net (decrease) in cash	(66)	(1,215)	-

Cash at beginning of period	66	1,281	-

Cash at end of period	$-	$66	$-

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Conversion of loan payable - stockholders and related accrued interest to additional paid-in capital	$136,183	$-	$136,183

Conversion of loans payable-related party to additional paid-in capital	7,500	$-	7,500

	$143,683	$-	$143,683

See Notes to Financial Statements

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

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

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet dates.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As December 31, 2011, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued):

(d)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company did not have any potentially dilutive instruments during fiscal 2011 and 2010.

NOTE 3 -	GOING CONCERN:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of approximately $184,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its stockholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 6 -	INCOME TAXES:

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $184,000 to reduce future federal and state taxable income through 2031.

The Company has approximately $55,000 and $44,000 in deferred tax assets at December 31, 2011 and 2010, respectively, resulting from net operating loss carryforwards. At December 31, 2011 and 2010, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the change in the valuation allowance.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception.

The earliest tax years that are subject to examination by taxing authorities by jurisdictions are as follows:

Jurisdiction	Fiscal Year
Federal	2008
Delaware	2008

NOTE 7 -	LOAN PAYABLE STOCKHOLDERS:

On November 20, 2006, the Company entered into a line of credit agreement with its two stockholders, who were also officers of the Company. At September 16, 2011, the balance outstanding under these agreements was $119,910 plus accrued interest of $16,273. On September 16, 2011, the line of credit agreements were cancelled and the outstanding balance and accrued interest was converted to additional paid-in capital.

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

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

NOTE 8 -	RELATED PARTY TRANSACTIONS: (Continued):

Prior to the exercise of the option, Granite reimbursed the company a total of $4,056 which is reported as other income during the year ended December 31, 2011.

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

As of September 16, 2011, the liability to Granite for the non-refundable deposit of $5,000, paid by Granite, was converted to additional paid-in capital.

During the year ended December 31, 2011, professional fees in the amount of $10,308 were paid on behalf of the Company by Granite. The outstanding balance of $10,308 is reported as loan payable – stockholder at December 31, 2011. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers.

On September 16, 2011 (the “Closing Date”), we experienced a change in our board of directors and management pursuant to the terms and conditions of the Purchase Agreement. Pursuant to the Purchase Agreement, Richard F. Beston, the Company’s sole director prior to the Closing Date appointed Barry F. Cohen to serve as the President and Jared B. Stamell to serve as the Secretary and Treasurer of the Company, effective upon the resignation of Mr. Beston’s position as President of the Company, Mr. Branch’s resignation as Secretary of the Company and David Matre’s resignation a Chief Financial Officer of the Company.  Additionally, Mr. Cohen and Mr. Stamell were appointed to serve as the directors of the Company effective immediately upon Mr. Beston’s resignation as director on the Closing Date.

The following table sets forth certain information regarding the Company’s current directors and executive officers:

Name	Age	Position	Term
Barry Cohen	72	President and Director	September 16, 2011 through Present
Jared B. Stamell	65	Secretary, Treasurer, Chief Financial Officer and Director	September 16, 2011 through Present

The Company’s officers and sole director are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Barry Cohen, the Company’s President and a director since September 16, 2011 has served as President and Chief Executive Officer of Granite Investor Group, Inc. since its founding in 2009.  Between 2006 and 2008, Mr. Cohen was a private investor and founded Avra Surgical, Inc. in 2009, a medical technology company.  From approximately 1979 to 1983 he served as director of Synalloy Corp., a manufacturer of pipe, piping systems and specialty chemicals after which he was appointed to serve as President from 1984-1985.  Mr. Cohen also served as Chairman of the Executive Board of Wolverine Technologies, Inc., a NYSE listed company from 1979 to 1983 and President of Barry F. Cohen & Co., and NASD member. Mr. Cohen has 50 years experience in managing private and public industrial companies, and 47 years experience as a securities executive which will be an asset to the Company as it seeks a business combination transaction.

Jared B. Stamell, the Company’s Secretary, Treasurer and a director since September 16, 2011 and Chief Financial Officer since November 18, 2011, has served as Secretary, Treasurer and General Counsel of Granite Investor Group, Inc. since 2009. He has served as a Partner in the New York law firm, Stamell & Schager, LLP since 1989. Mr. Stamell is admitted to practice before the United States Supreme Court, in many United States Courts of Appeal and District Courts, and he is a member of the bar of the States of New Jersey, New York, Massachusetts and the District of Columbia. He is a graduate of the University of Michigan and received his law degree, J.D., Cum Laude, from Harvard Law School which awarded him a Frank Knox Fellowship to do graduate work in economics. Mr. Stamell received an M.Sc. in Economics from the London School of Economics. Mr. Stamell’s experience with representing industrial and financial businesses in litigation and financing and organizing companies will be beneficial to the Company as it seeks a business combination transaction.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and director (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 5, 2008. Requests for copies of the Code of Ethics should be sent in writing to RFG Acquisition II Inc., Attention: President, c/o Stamell & Schager, LLP, 1 Liberty Plaza, 35th Floor, New York, NY 10006.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to executive officers and directors during the fiscal years ended December 31, 2010, 2011 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Richard F. Beston, Jr., President and Director(1)	2011 2010	None None	None None	None None	None None	None None
John W. Branch, Secretary(1)	2011 2010	None None	None None	None None	None None	None None
David W. Matre, Chief Financial Officer(1)	2011 2010	None None	None None	None None	None None	None None
Barry Cohen President and Director(2)	2011 2010	None None	None None	None None	None None	None None
Jared B. Stamell, Secretary, Treasurer, Chief Financial Officer and Director(2)	2011 2010	None None	None None	None None	None None	None None
(1)	Resigned on September 16, 2011.
(2)	Appointed on September 16, 2011.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors for services rendered in all capacities during the noted periods. None of the Company’s officers and directors have received any compensation since inception. They will not receive any compensation until the consummation of an acquisition. Our officers and directors intend to devote very limited time to our affairs.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of April 2, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is c/o Stamell & Schager, LLP, 1 Liberty Plaza, 35th Floor, New York, NY 10006.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Granite Investor Group Inc.	2,500,000	100%
Barry F. Cohen (3)	1,650,000 (6)	66%
Jared Stamell (4)	600,000 (6)	24%
Nikhil L. Shah (5)	250,000 (6)	10%
All Directors and Officers as a Group (2 individuals)	2,250,000	90%

_______

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our Common Stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 2,500,000 shares of Common Stock (the “Shares”) issued and outstanding as of the date of this filing. On September 16, 2011, Granite Investor Group, Inc. (“Granite”) purchased an aggregate of 2,500,000 shares of Common Stock (the “Shares”) of the Issuer for an aggregate purchase price equal to $25,000, resulting in 100% of the Shares owned of record by Granite.

(3)	Barry F. Cohen is the President and a director of the Company. Mr. Cohen owns 66% of the issued and outstanding Common Stock owned of record by Granite and therefore may be deemed to have voting and investment control over 66% of any securities of the Issuer owned by Granite.

(4)	Jared Stamell is Secretary, Treasurer, Chief Financial Officer, and a director of the Company. Mr. Stamell owns 24% of the issued and outstanding Common Stock owned of record by Granite and therefore may be deemed to have voting and investment control over 24% of the securities of the Issuer owned by Granite.

(5)	Nikhil Shah owns 10% of the issued and outstanding Common Stock owned of record by Granite and therefore may be deemed to have voting and investment control over 10% of the securities of the Issuer owned by Granite.

(6)	Represents shares of Common Stock owned of record by Granite.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

On November 20, 2006, the Company entered into a line of credit agreement with each of its two stockholders (the “Loan Agreements”). The Loan Agreements each provide the Company with a revolving credit line up to a maximum of $6,255, for an aggregate credit line of $12,510 (the “Credit Line”). The Credit Line may be increased or amended from time to time. The outstanding amount due under the Credit Line will accrue interest at a rate of 4.75% per annum and will be calculated based on actual days outstanding and a 360-day year. Outstanding principal and accrued interest shall be repaid in full upon the earlier of the completion of a merger or December 31, 2011. On February 26, 2007, the Loan Agreements were amended to increase the Credit Line to an aggregate of $30,000. The Loan Agreements were further amended on June 1, 2007 to increase the interest rate charged on outstanding loan borrowings from 4.75% per annum to the Prime Rate of Interest, as listed in the Wall Street Journal, plus 1% per annum. In addition, the default rate of interest was changed from 10.0% to the prime rate of interest, as reported in the Wall Street Journal, plus 6.0% per annum. On September 24, 2007, the Loan Agreements were amended to further increase the Credit Line to an aggregate of $50,000. On June 20, 2008, the agreements were amended to increase the maximum aggregate principal amount to $100,000. On March 5, 2010 the Loan Agreements were amended to increase the maximum aggregate principal amount to $200,000. This maximum principal amount may be further amended from time to time. Interest on outstanding loans is calculated based on actual days outstanding and a 360 day year. Outstanding principal and accrued interest is to be repaid in full upon the earlier of the completion of a merger or December 31, 2013. At September 16, 2011, the balance outstanding under these agreements was $119,910 plus accrued interest of $16,273. On September 16, 2011, the line of credit agreements were cancelled and the outstanding balance and accrued interest was converted to additional paid-in capital.

On May 16, 2011, the Company entered into an option agreement (the “Option Agreement”) with Granite Investor Group, Inc. (“Granite”), the sole stockholder of the Company, that provided Granite, or an affiliate of Granite, with an option to purchase such number of common shares of the Company as shall be required to obtain control of the Company for an aggregate purchase price of $25,000, which would be used by the Company to repurchase the shares of common stock currently issued and outstanding. In accordance with the agreement, Granite agreed to reimburse the Company for expenses incurred after May 16, 2011, the date of the agreement, that relate to complying with reporting obligations pursuant to the Securities Exchange Act of 1934.

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

Professional fees in the amount of $7,500 were paid on behalf of the Company by Ten X Holdings, LLC (“Ten X”), an affiliate of the Company former officers and directors. The amount was unsecured, non-interest bearing and had no stipulated repayment terms. The $5,000 deposit paid by Granite, in connection with the Option Agreement, was received by Ten X and applied to the outstanding loan balance.

During the year ended December 31, 2011, professional fees in the amount of $10,308 were paid by Granite, the Company’s sole stockholder on behalf of the Company. The outstanding balance of $10,308 is reported as loan payable and is unsecured, non-interest bearing with no stipulated repayment terms.

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

Item 14. Principal Accounting Fees and Services

Raich Ende Malter & Company LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $16,000 for the fiscal year ended December 31, 2011 and $15,500 for the fiscal year ended December 31, 2010.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $500 for the fiscal year ended December 31, 2011 and $500 for the period ended December 31, 2010.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2011 and 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

16

 ________

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

3.1*	Certificate of Incorporation

3.2*	By-laws

10.1**	Securities Purchase Agreement, dated September 16, 2011

10.2**	Repurchase Agreement, dated September 16, 2011

10.3***	Option Agreement by and between the Company and Granite Investor Group, Inc., dated May 16, 2011

14.1****	Code of Ethics

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission (“SEC”) on November 22, 2006 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 22, 2011 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 19, 2011 and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 5, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RFG ACQUISITION II INC.

Dated: April 3, 2012	By:	/s/ Barry F. Cohen
Barry F. Cohen
President and Director
Principal Executive Officer

Dated: April 3, 2012	By:	/s/ Jared B. Stamell
Jared B. Stamell
Secretary, Treasurer and Director
Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Barry F. Cohen	President and Director	April 3, 2012
Barry F. Cohen

/s/ Jared B. Stamell	Secretary, Treasurer, Chief Financial	April 3, 2012
Jared B. Stamell	Officer and Director

