Form 10-Q
period 2012-03-31
RFG Acquisition II Inc.
filed 2012-05-15
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2012.

RFG ACQUISITION II INC.

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1

	Statements of Operations (Unaudited) for the Three Months Ended March 31,	2
	2012 and 2011 and for the Period from August 29, 2006 (Inception) through
	March 31, 2012

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006	3
	(Inception) through March 31, 2012 (Unaudited)

	Statements of Cash Flows (Unaudited) for the Three Months Ended	4
	March 31, 2012 and 2011 and for the Period August 29, 2006 (Inception) through
	March 31, 2012

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and	9
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RFG ACQUISITION II INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2012 Unaudited	December 31, 2011

Assets
Current Assets
Cash	$-	$-

Total Assets	$-	$-

Liabilities and Stockholder’s (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$3,000	$-
Total Current Liabilities	3,000	-

Long Term Liabilities
Loan payable - stockholder	21,240	10,308
Total Long Term Liabilities	21,240	10,308

Total Liabilities	24,240	10,308

Commitments and Contingencies	-	-

Stockholder’s (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	173,433	173,433
Deficit accumulated during the development stage	(197,923)	(183,991)

Total Stockholder’s (Deficiency)	(24,240)	(10,308)

Total Liabilities and Stockholder’s (Deficiency)	$-	$-

See notes to financial statements.

RFG ACQUISITION II INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period August 29, 2006 (Inception) Through March 31, 2012

Revenues	$-	$-	$-

General and administrative expenses	13,932	7,619	185,706

(Loss) before other income/expenses	(13,932)	(7,619)	(185,706)

Other (income)	-	-	(4,056)

Interest expense	-	1,331	16,273

Loss before benefit from income taxes	(13,932)	(8,950)	(197,923)

Benefit from income taxes	-	-	-

Net (Loss)	($13,932)	($8,950)	($197,923)

Basic and Diluted (Loss) Per Share	($0.01)	($0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,500,000	2,500,000

See notes to financial statements.

RFG ACQUISITION II INC.

(A Development Stage Company)

Statement of Stockholders' Equity/(Deficiency)

For the Period August 29, 2006 (Inception) Through March 31, 2012

	Preferred Stock		Common Stock		Subscription	Additional Paid-in	Deficit Accumulated During the Development	Stockholders' Equity/
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficiency)
August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	($250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (Loss)	-						(28,511)	(28,511)

Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (Loss)	-	-	-	-	-	-	(34,932)	(34,932)

Balance at December 31, 2007	-	-	2,500,000	250		29,750	(63,443)	(33,443)
Net (Loss)	-	-	-	-	-	-	(30,801)	(30,801)

Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (Loss)	-	-	-	-	-	-	(29,912)	(29,912)

Balance at December 31, 2009	-	-	2,500,000	250		29,750	(124,156)	(94,156)
Net (Loss)	-	-	-	-	-	-	(30,732)	(30,732)

Balance at December 31, 2010	-	-	2,500,000	250	-	29,750	(154,888)	(124,888)
September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	-	-	143,683	-	143,683
								-
September 16, 2011-Sale of Common Stock	-	-	2,500,000	250	-	24,750	-	25,000
September 16, 2011-Purchase of Common Stock	-	-	(2,500,000)	(250)	-	(24,750)	-	(25,000)
Net (loss)	-	-	-	-	-	-	(29,103)	(29,103)

Balance at December 31, 2011	-	-	2,500,000	250	-	173,433	(183,991)	(10,308)

Net (loss)							(13,932)	(13,932)
Balance at March 31,2012 (Unaudited)	-	$-	2,500,000	$250	$-	$173,433	$(197,923)	$(24,240)

See notes to financial statements

RFG ACQUISITION II INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period August 29, 2006 (Inception) Through March 31, 2012
Cash Flows from Operating Activities
Net (loss)	$(13,932)	$(8,950)	$(197,923)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable
and accrued expenses	3,000	7,159	3,000
Increase in accrued interest payable	-	1,331	16,273

Net cash (used in) operating activites	(10,932)	(460)	(178,650)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the Company	-	-	7,500
Proceeds from issuance of common stock	-	-	55,000
Redemption of common stock		-	(25,000)
Proceeds from stockholder loans	10,932	500	141,150

Net cash provided by financing activities	10,932	500	178,650

Net increase in cash	-	40	-

Cash at beginning of period	-	66	-

Cash at end of period	$-	$106	$-

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:
Conversion of loan payable - stockholders and related accrued interest to additional paid-in capital	$-	$-	$136,183

Conversion of loans payable-related party to additional paid-in capital	-	-	7,500

	$-	$-	$143,683

See notes to financial statements.

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2012, the Company is unaware of any uncertain tax positions.

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of approximately $198,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its stockholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

NOTE 6 -	INCOME TAXES:

As of March 31, 2012, the Company has net operating loss carryforwards of approximately $198,000 to reduce future federal and state taxable income through 2032.

The Company has approximately $60,000 and $47,000 in deferred tax assets at March 31, 2012 and 2011, respectively, resulting from net operating loss carryforwards. At March 31, 2012 and 2011, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. The difference between the statutory tax rate of 34% and the effective tax rate of 0% is due to the surtax exemption and the change in the valuation allowance.

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

On May 16, 2011, the Company entered into an agreement with Granite Investor Group, Inc. (“Granite”), that provided Granite, or an affiliate of Granite, with an option to purchase such number of common shares of the Company as shall be required to obtain control of the Company for an aggregate purchase price of $25,000, which would be used by the Company to repurchase the shares of common stock currently issued and outstanding. In accordance with the agreement, Granite agreed to reimburse the Company for expenses incurred after May 16, 2011, the date of the agreement, that relate to complying with reporting obligations pursuant to the Securities Exchange Act of 1934. Prior to the exercise of the option, Granite reimbursed the company a total of $4,056 which was reported as other income during 2011.

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

RFG ACQUISITION II INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012

NOTE 7 -	RELATED PARTY TRANSACTIONS (Continued):

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

During the three months ended March 31, 2012, professional fees in the amount of $10,932 were paid on behalf of the Company by Granite. The outstanding balance of $21,240 is reported as loan payable – stockholder at March 31, 2012. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

NOTE 8 -	BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.  All such adjustments are of a normal recurring nature.  This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2006 (Inception) and maintains its principal executive office at c/o Stamell & Schager, LLP, 1 Liberty Plaza 35th Floor, New York, NY 10006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through funds loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Our ability to continue as a going concern is dependent upon our ability to generate profits from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities when they come due. Our ability to continue as a going concern is also dependant on finding a suitable target company to acquire. Management’s plan includes obtaining additional funds by equity financing through a merger or reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company may consider acquiring a business which has recently commenced operations, in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had no assets. This compares with no assets as of December 31, 2011. The Company had liabilities that totaled $24,240 as of March 31, 2012, comprised of accounts payable, accrued expenses, and loans payable to stockholder. This compares to the Company’s total liabilities as of December 31, 2011 of $10,308, comprised exclusively of loans payable to stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2012 and 2011 and for the period from August 29, 2006 (Inception) through March 31, 2012:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	For the Period from August 29, 2006 (Inception) through March 31, 2012
Net cash (used in) operating activities	$(10,932)	$(460)	$(178,650)
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$10,932	$500	$178,650
Net increase in cash	$-	$40	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through March 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2012, the Company had a net loss of $13,932, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K. This compares with a net loss of $8,950, for the three months ended March 31, 2011, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K and interest expense.

For the period from August 29, 2006 (inception) through March 31, 2012, the Company had a net loss of $197,923 consisting of (i) $185,706 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K; (ii) $16,273 of interest expense; and (iii) $4,056 of other income.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on November 22, 2006 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RFG ACQUISITION II INC.

Dated: May 15, 2012	By:	/s/ Barry F. Cohen
Barry F. Cohen
President and Director Principal Executive Officer

Dated: May 15, 2012	By:	/s/ Jared B. Stamell
Jared B. Stamell
Secretary, Treasurer and Director Chief Financial Officer Principal Financial Officer

