Form 10-Q
period 2012-06-30
AVRA Surgical Robotics, Inc.
filed 2012-08-14
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52330

AVRA Surgical Robotics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2277305
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Stamell & Schager, LLP, 1 Liberty Plaza 35th Floor, New York, NY 10006

(Address of principal executive offices)

(212) 566-4047

(Registrant’s telephone number, including area code)

RFG Acquisition II Inc..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,500,000 shares of common stock, par value $.0001 per share, outstanding as of August 14 , 2012.

AVRA SURGICAL ROBOTICS, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2012 and 2011, for the Six Months Ended June 30, 2012 and 2011, and for the Period from August 29, 2006 (Inception) through June 30, 2012	2

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through June 30, 2012 (Unaudited)	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011 and for the Period August 29, 2006 (Inception) through June 30, 2012	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA Surgical Robotics, Inc.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012 Unaudited	December 31, 2011

Assets
Current Assets
Cash	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders' (Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$3,000	$-
Total Current Liabilities	3,000	-

Long Term Liabilities
Loan payable - stockholder	29,694	10,308
Total Long Term Liabilities	29,694	10,308

Total Liabilities	32,694	10,308

Commitments and Contingencies	-	-

Stockholders' (Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding	250	250
Additional paid-in capital	173,433	173,433
Deficit accumulated during the development stage	(206,377)	(183,991)

Total Stockholders' (Deficiency)	(32,694)	(10,308)

Total Liabilities and Stockholders' (Deficiency)	$-	$-

See notes to financial statements.

AVRA Surgical Robotics, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period August 29, 2006 (Inception) Through June 30, 2012

Revenues	$-	$-	$-	$-	$-

General and administrative expenses	8,454	8,075	22,386	15,694	194,160

(Loss) before other income/expenses	(8,454)	(8,075)	(22,386)	(15,694)	(194,160)

Other (income)	-	(4,056)	-	(4,056)	(4,056)

Interest expense	-	1,402	-	2,733	16,273

Loss before benefit from income taxes	(8,454)	(5,421)	(22,386)	(14,371)	(206,377)

Benefit from income taxes	-	-	-	-	-

Net (Loss)	$(8,454)	$(5,421)	$(22,386)	$(14,371)	$(206,377)

Basic and Diluted (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	2,500,000	2,500,000	2,500,000	2,500,000

See notes to financial statements.

AVRA Surgical Robotics, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity/(Deficiency)

For the Period August 29, 2006 (Inception) Through June 30, 2012

	Preferred Stock		Common Stock		Subscription	Additional	Deficit Accumulated During the Development	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Paid-in Capital	Stage	Equity/ (Deficiency)

August 29, 2006 - common stock subscription	-	$-	2,500,000	$250	$(250)	$-	$-	$-
August 31, 2006 – contributed capital	-	-	-	-	250	29,750	-	30,000
Net (Loss)	-	-	-	-	-	-	(28,511)	(28,511)

Balance at December 31, 2006	-	-	2,500,000	250	-	29,750	(28,511)	1,489
Net (Loss)	-	-	-	-	-	-	(34,932)	(34,932)

Balance at December 31, 2007	-	-	2,500,000	250		29,750	(63,443)	(33,443)
Net (Loss)	-	-	-	-	-	-	(30,801)	(30,801)

Balance at December 31, 2008	-	-	2,500,000	250	-	29,750	(94,244)	(64,244)
Net (Loss)	-	-	-	-	-	-	(29,912)	(29,912)

Balance at December 31, 2009	-	-	2,500,000	250		29,750	(124,156)	(94,156)
Net (Loss)	-	-	-	-	-	-	(30,732)	(30,732)

Balance at December 31, 2010	-	-	2,500,000	250	-	29,750	(154,888)	(124,888)

September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	-	-	143,683	-	143,683

September 16, 2011-Sale of Common Stock	-	-	2,500,000	250	-	24,750	-	25,000
September 16, 2011-Purchase of Common Stock	-	-	(2,500,000)	(250)	-	(24,750)	-	(25,000)
Net (loss)	-	-	-	-	-	-	(29,103)	(29,103)

Balance at December 31, 2011	-	-	2,500,000	250	-	173,433	(183,991)	(10,308)

Net (loss)	-	-	-	-	-	-	(22,386)	(22,386)
Balance at June 30,2012 (Unaudited)	-	$-	2,500,000	$250	$-	$173,433	$(206,377)	$(32,694)

See notes to financial statements

AVRA Surgical Robotics, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period August 29, 2006 (Inception) Through June 30, 2012
Cash Flows from Operating Activities
Net (loss)	$(22,386)	$(14,371)	$(206,377)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	-	(3,750)
(Increase) in accounts receivable-related party	-	(4,056)
Increase in accounts payable and accrued expenses	3,000	3,656	3,000
Increase in deposit-option agreement	-	5,000
Increase in loan payable-related party	-	2,500
Increase in accrued interest payable	-	2,733	16,273

Net cash (used in) operating activites	(19,386)	(8,288)	(187,104)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the Company	-	-	7,500
Proceeds from issuance of common stock	-	-	55,000
Redemption of common stock		-	(25,000)
Proceeds from stockholder loans	19,386	8,400	149,604

Net cash provided by financing activities	19,386	8,400	187,104

Net increase in cash	-	112	-

Cash at beginning of period	-	66	-

Cash at end of period	$-	$178	$-

Supplemental Disclosures of Cash Flow Information
Non-cash Financing Activities:

Conversion of loan payable - stockholders and related accrued interest to additional paid-in capital	$-	$-	$136,183

Conversion of loans payable-related party to additional paid-in capital	-	-	7,500

See notes to financial statements.

AVRA SURGICAL ROBOTICS, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

NOTE 1 -	ORGANIZATION AND BUSINESS:

AVRA Surgical Robotics, Inc., a Development Stage Company, (the “Company”) was incorporated in the state of Delaware on August 29, 2006 under the name “RFG Acquisition II Inc.” with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating target company or business seeking the perceived advantages of being a publicly traded corporation.  Effective August 3, 2012, we changed our business purpose and focus from pursuing a business combination to designing, developing and manufacturing surgical robotic systems. The Company’s principal business objective over the next twelve months and beyond will be to achieve long-term growth potential by devoting our efforts to designing, developing and manufacturing surgical robotic systems, which we intend to develop either through a merger with another entity in the same business or by entering into a joint development plan or agreement with another entity. (See also Note 10).

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company is unaware of any uncertain tax positions.

AVRA SURGICAL ROBOTICS, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of approximately $206,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sale of stock, receive additional loans from its stockholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

As of June 30, 2012, the Company has net operating loss carryforwards of approximately $206,000 to reduce future federal and state taxable income through 2032.

The Company has approximately $64,000 and $47,000 in deferred tax assets at June 30, 2012 and 2011, respectively, resulting from net operating loss carryforwards. At June 30, 2012 and 2011, a valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.

AVRA SURGICAL ROBOTICS, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

NOTE 6 -	INCOME TAXES (Continued):

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

On May 16, 2011, the Company entered into an agreement with Granite Investor Group, Inc. (“Granite”), that provided Granite, or an affiliate of Granite, with an option to purchase such number of common shares of the Company as shall be required to obtain control of the Company for an aggregate purchase price of $25,000, which would be used by the Company to repurchase the shares of common stock currently issued and outstanding. In accordance with the agreement, Granite agreed to reimburse the Company for expenses incurred after May 16, 2011, the date of the agreement, that relate to complying with reporting obligations pursuant to the Securities Exchange Act of 1934. Prior to the exercise of the option, Granite reimbursed the company a total of $4,056 which was reported as other income during the year ended December 31, 2011.

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

AVRA SURGICAL ROBOTICS, INC.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012

NOTE 7 -	RELATED PARTY TRANSACTIONS (Continued):

As of September 16, 2011, the liability to Granite for the non-refundable deposit of $5000, paid by Granite, was converted to additional paid-in capital.

During the six months ended June 30, 2012, professional fees in the amount of $19,386 were paid on behalf of the Company by Granite. The outstanding balance of $29,694 is reported as loan payable – stockholder at June 30, 2012. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

NOTE 8 -	BASIS FOR PRESENTATION FOR INTERIM FINANCIAL STATEMENT:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereon included in the Company’s form 10-K for the fiscal year ended December 31, 2011.

NOTE 9 -	RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 10 -	SUBSEQUENT EVENTS:

On July 11, 2012, the Company formed AVRA Surgical Robotics, Inc. ("Avra Surgical") in Delaware as a wholly owned subsidiary for the purpose of changing its name.  On August 3, 2012, Avra Surgical was merged with and into the Company upon the filing of a Certificate of Ownership and Merger with the Office of the Secretary of State of Delaware (the "Merger").  Upon the consummation of the Merger, the Company adopted the name "Avra Surgical Robotics, Inc.".

Effective as of August 3, 2012, the Company's board of directors approved a change in the Company's business plan to designing, developing and manufacturing surgical robotic systems.  To advance this new business, the Company changed its name, appointed a Chief Executive Officer and Chief Scientist and Technical Officer, and entered into an employment agreement with the Chief Executive Officer, dated August 2, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of AVRA Surgical Robotics, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2006 (Inception) under the name "RFG Acquisition II Inc." and maintains its principal executive office at c/o Stamell & Schager, LLP, 1 Liberty Plaza 35th Floor, New York, NY 10006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. Effective August 3, 2012, we changed our business purpose and focus from pursuing a business combination to designing, developing and manufacturing surgical robotic systems (the "Change of Business"). In connection with the Change of Business, on August 3, 2012, our board of directors appointed new management, including Stephan Sagolla, as the Chief Executive Officer of the Company and Bern Gombert as the Company's Chief Scientist and Technical Officer.

In addition to the changes to our management, in order to better reflect the Company's Change of Business, on August 3, 2012, the Company also changed its name to "AVRA Surgical Robotics, Inc." For the purpose of effecting the name change, on July 11, 2012, the Company incorporated a wholly-owned subsidiary ("Merger Sub") under the laws of the State of Delaware, in the name "AVRA Surgical Robotics, Inc.". On August 3, 2012, Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation and adopting the name of Merger Sub.

We are in the development stage and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential by devoting our efforts to designing, developing and manufacturing surgical robotic systems which we intend to develop either through a merger with another entity in the same business or by entering into a joint development plan or agreement with another entity. Our ability to continue as a going concern is dependent upon our ability to generate profits from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities when they come due. In addition, our ability to continue as a going concern is also dependent upon our ability to develop additional sources of capital, locate and complete a merger with an entity in the business of developing, designing and manufacturing surgical robotic systems or consummate a joint development plan with another entity in the same business and, ultimately, achieve profitable operations.

As of the date of the period covered by this report, the Company has no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Liquidity and Capital Resources

As of June 30, 2012, the Company had no assets. This compares with no assets as of December 31, 2011. The Company had liabilities that totaled $32,694 as of June 30, 2012, comprised of accounts payable, accrued expenses, and loans payable to stockholder. This compares to the Company’s total liabilities as of December 31, 2011 of $10,308, comprised exclusively of loans payable to stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2012 and 2011 and for the period from August 29, 2006 (Inception) through June 30, 2012:

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Period from August 29, 2006 (Inception) through June 30, 2012
Net cash (used in) operating activities	$(19,386)	$(8,288)	$(187,104)
Net cash (used in) investing activities	$-	$-	$-
Net cash provided by financing activities	$19,386	$8,400	$187,104
Net increase in cash	$-	$112	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) through June 30, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended June 30, 2012, the Company had a net loss of $22,386, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K. This compares with a net loss of $14,371, for the six months ended June 30, 2011, consisting of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K and interest expense.

For the period from August 29, 2006 (inception) through June 30, 2012, the Company had a net loss of $206,377 consisting of (i) $194,160 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K; (ii) $16,273 of interest expense; and (iii) $4,056 of other income.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

*3.2	By-Laws.

**3.3	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on August 3, 2012.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on November 22, 2006 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on August 7, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVRA SURGICAL ROBOTICS, INC.

Dated: August 14, 2012	By:	/s/ Barry F. Cohen
Barry F. Cohen
President and Director
Principal Executive Officer

Dated: August 14, 2012	By:	/s/ Jared B. Stamell
Jared B. Stamell
Secretary, Treasurer and Director
Chief Financial Officer
Principal Financial Officer

