Form 10-Q
period 2012-09-30
AVRA Surgical Robotics, Inc.
filed 2012-11-30
CIK 1377040

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,329,064 shares of common stock, par value $.0001 per share, outstanding as of November 30 2012.

AVRA SURGICAL ROBOTICS, INC.

- INDEX -

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1

	Statement of Operations (Unaudited) for the Three and Nine Months Ended	2
	September 30, 2012 and 2011, and for the Period from August 29, 2006 (Inception)
	through September 30, 2012

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006	3
	(Inception) through September 30, 2012 (Unaudited)

	Statement of Comprehensive Income (Unaudited) for the Three and Nine Months	4
	Ended September 30, 2012 and 2011, and for the Period from
	August 29, 2006 (Inception) through September 30, 2012

	Statements of Cash Flows (Unaudited) for the Nine Months Ended	5
	September 30, 2012 and 2011 and for the Period August 29, 2006 (Inception)
	through September 30, 2012

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and	11
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16
Signatures		18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AVRA SURGICAL ROBOTICS, INC. and SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011

Assets
Current Assets
Cash	$553,910	$-
Inventory	144,782	-
Prepaid expenses	20,000	-
VAT refund receivable	331,319	-
Total Current Assets	1,050,011	-

Machinery and equipment, Net	82,953	-
Security deposit	11,046	-

Total Assets	$1,144,010	$-

Liabilities and Stockholders' Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$134,142	$-
Due to affiliated company	1,428,756	-
Total Current Liabilities	1,562,898	-

Long Term Liabilities
Loan payable - stockholder	345,810	10,308
Total Long Term Liabilities	345,810	10,308

Total Liabilities	1,908,708	10,308

Commitmenrts and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized; 25,329,064 and 2,500,000 shares issued and outstanding.respectively	2,533	250
Additional paid-in capital	1,173,400	173,433
Deficit accumulated during the development stage	(1,640,856)	(183,991)
Accumulated other comprehensive income	(146)

Total Stockholders' Deficiency	(465,069)	(10,308)

Non-controlling interest	(299,629)	-

Total Deficiency	(764,698)	(10,308)

Total Liabilities and Stockholders' Equity/(Deficiency)	$1,144,010	$-

See notes to financial statements.

AVRA SURGICAL ROBOTICS, INC.  And SUBSIDIARY

(A Development Stage Company)

 CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period August 29, 2006 (Inception) Through September 30, 2012

Revenues	$-	$-	$-	$-	$-

Expenses:

Research and development	1,516,050	-	1,516,050	-	1,516,050

General and administrative expenses	224,522	8,226	246,908	23,920	418,682

(Loss) before other income/expenses	(1,740,572)	(8,226)	(1,762,958)	(23,920)	(1,934,732)

Other (income)	-	-	-	(4,056)	(4,056)

Interest expense	-	496	-	3,229	16,273

(Loss)before (benefit) from income taxes	(1,740,572)	(8,722)	(1,762,958)	(23,093)	(1,946,949)

Benefit from income taxes	-	-	-	-	-

Net (Loss)	$(1,740,572)	$(8,722)	$(1,762,958)	$(23,093)	$(1,946,949)

Less: Net (loss) attributable to non controlling interests	(306,093)	-	(306,093)	-	(306,093)

Net (Loss) Attributable to AVRA Surgical Robotics, Inc.	$(1,434,479)	$(8,722)	($1,456,865)	$(23,093)	$(1,640,856)
Basic and Diluted (Loss) Per Share	$(0.08)	$(0.00)	$(0.19)	$(0.01)

Weighted Average Number of Common Shares Outstanding	18,050,680	2,500,000	7,721,396	2,500,000

See notes to financial statements.

AVRA SURGICAL ROBOTICS,INC. and SUBSIDIARY

(A Development Stage Company)

Consolidated Statement of Stockholders' Equity/(Deficiency)

For the Period August 29, 2006 (Inception) Through September 30, 2012

	Common Stock		Subscription	Additional	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Noncontrolling	Total Equity/
	Shares	Amount	Receivable	Paid-In Capital	Stage	(Loss)	Interests	(Deficiency)

August 29, 2006 - common stock subscription	2,500,000	$250	($250)	$-	$-	$-	$-	$-
August 31, 2006 – contributed capital	-	-	250	29,750	-	-	-	30,000
Net (Loss)	-	-	-	-	(28,511)	-	-	(28,511)

Balance at December 31, 2006	2,500,000	250	-	29,750	(28,511)	-	-	1,489
Net (Loss)	-	-	-	-	(34,932)	-	-	(34,932)

Balance at December 31, 2007	2,500,000	250		29,750	(63,443)	-	-	(33,443)
Net (Loss)	-	-	-	-	(30,801)	-	-	(30,801)

Balance at December 31, 2008	2,500,000	250	-	29,750	(94,244)	-	-	(64,244)
Net (Loss)	-	-	-	-	(29,912)	-	-	(29,912)

Balance at December 31, 2009	2,500,000	250		29,750	(124,156)	-	-	(94,156)
Net (Loss)	-	-	-	-	(30,732)	-	-	(30,732)

Balance at December 31, 2010	2,500,000	250	-	29,750	(154,888)	-	-	(124,888)

September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	143,683	-	-	-	143,683

September 16, 2011- Sale of Common Stock	2,500,000	250	-	24,750	-	-	-	25,000
September 16, 2011- Purchase of Common Stock	(2,500,000)	(250)	-	(24,750)	-	-	-	(25,000)
Net (loss)	-	-	-	-	(29,103)	-	-	(29,103)

Balance at December 31, 2011	2,500,000	250	-	173,433	(183,991)	-	-	(10,308)

July 30,2012- Sale of Common Stock	22,500,000	2,250	-	-	-	-	-	2,250

Sale of Stock in Subsidiary to Related Parties							6,464	6,464

August 22,2012- Sale of Common Stock	329,064	33	-	999,967	-	-	-	1,000,000

Net (loss)	-	-	-	-	(1,456,865)	-	(306,093)	(1,762,958)
Foreign Currency Translation	-	-	-	-	-	(146)	-	(146)

Balance at September 30,2012 (Unaudited)	25,329,064	$2,533	$-	$1,173,400	$(1,640,856)	$(146)	$(299,629)	$(764,698)

See notes to financial statements.

AVRA SURGICAL ROBOTICS, INC.  And SUBSIDIARY

(A Development Stage Company)

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period August 29, 2006 (Inception) Through September 30, 2012

Net (loss)	$(1,740,572)	$(8,722)	$(1,762,958)	$(23,093)	$(1,946,949)

Foreign currency translation adjustments	(146)	-	(146)	-	(146)

Comprehensive (loss)	(1,740,718)	(8,722)	(1,763,104)	(23,093)	(1,947,095)

Less: comprehensive loss attributable to noncontrolling interests	306,123	-	306,123	-	306,123

Comprehensive (loss) attribuatable to AVRA Surgical Robotics, Inc.	$(1,434,595)	$(8,722)	$(1,456,981)	$(23,093)	$(1,640,972)

See notes to financial statements.

AVRA SURGICAL ROBOTICS, INC.  And SUBSIDIARY

(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period August 29, 2006 (Inception) Through September 30, 2012
Cash Flows from Operating Activities
Net (loss)	$(1,762,958)	$(23,093)	$(1,946,949)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(20,000)	-	(20,000)
(Increase) in inventory	(144,782)	-	(144,782)
(Increase) in security deposit	(11,046)	-	(11,046)
(Increase) in VAT refund receivable	(331,319)	-	(331,319)
Increase in accounts payable and accrued expenses	134,142	4,038	134,142
Increase in accrued interest	-	3,229	-

Net cash (used in) operating activites	(2,135,963)	(15,826)	(2,319,954)

Cash Flows from Investing Activities
Purchase of Machinery and Equipment	(82,953)	-	(82,953)

Net cash (used in) investing activites	(82,953)		(82,953)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the company	-	7,500	-
Loans from affiliated company	1,428,756	-	1,428,756
Proceeds from issuance of common stock	1,002,250	25,000	1,175,933
Proceeds from sale of shares in subsidiary	6,464	-	6,464
Redemption of common stock	-	(25,000)	-
Proceeds from stockholder loans	335,502	8,400	345,810

Net cash provided by financing activities	2,772,972	15,900	2,956,963

Effect of exchange rate changes on cash	(146)	-	(146)

Net increase in cash	553,910	74	553,910

Cash at beginning of period	-	66	-

Cash at end of period	$553,910	$140	$553,910

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$-	$3,229	$16,273
Income Taxes	$-	$-	$-

Non-cash Financing Activities:

Conversion of loans payable - stockholders and related accrued interest to additional paid-in capital	$-	$136,183	$136,183
Conversion of loans payable - related party to additional paid-in capital	-	7,500	7,500

See notes to financial statements.

AVRA SURGICAL ROBOTICS,INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

NOTE 1 -	ORGANIZATION AND BUSINESS:

AVRA Surgical Robotics, Inc. ("AVRA Robotics" or the "Company"), including its 80% owned subsidiary MIS-Robotics GmbH, company (“MIS”), is a Development Stage Company.  As of September 30, 2012, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to design and manufacture commercially viable surgical robotic systems. All losses accumulated since incorporation on August 29, 2006 have been considered as part of the Company's development stage activities.

NOTE 2 -	BASIS FOR PRESENTATION FOR INTERIM FINANCIAL STATEMENT:

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

NOTE 3 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Principles of Consolidation:

The consolidated financial statements include the accounts of AVRA Surgical Robotics, Inc. and its 80% owned subsidiary MIS-Robotics GmbH. All intercompany transactions and accounts have been eliminated in consolidation.

(b)	Use of Estimates:

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

AVRA SURGICAL ROBOTICS,INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

NOTE 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

(c)	Cash Equivalents:

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet dates.

(d)	Income Taxes:

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2012, the Company is unaware of any uncertain tax positions.

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

(f)	Research and Development Costs:

Costs related to research, design and development of products are charged to research and development expense as incurred. The costs include direct salary costs for research and development personnel, costs for materials used in research and development activities and costs for outside services.

(g)	Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to Accounting Standards Codification ("ASC") Topic 830 “Foreign Currency Matters”. The functional currency of the Company’s subsidiary, MIS, is the Euro. Under ASC Topic 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period.

AVRA SURGICAL ROBOTICS,INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In 2012 we adopted the provisions of Accounting Standards Update (ASU) 2011−05, “Presentation of Comprehensive Income” (ASU 2011−05) that requires presentation of all non−owner changes in equity in one continuous statement of comprehensive income or in two separate but consecutive statements. We elected to provide a separate statement of comprehensive income for all periods presented. The amendments in this update do not change the items that must be reported in other comprehensive income (OCI) or when an OCI item must be reclassified to net income. The adoption of ASU 2011−05 did not affect our consolidated statements of financial position, results of operations and cash flows.

ASU 2011−05 was modified in December 2011 by the issuance of ASU 2011−12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011−05.” This update indefinitely defers certain provisions of ASU 2011−05 that require the disclosure of the amount of reclassifications of items from OCI to net income by component of net income and by component of OCI.

NOTE 5 -	GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of approximately $1,640,856 and has a deficit of $764,698, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sale of stock, receive additional loans from its majority stockholder, and ultimately, income from operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

AVRA SURGICAL ROBOTICS,INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

NOTE 6 -	COMMON STOCK:

The Company is authorized to issue one hundred million (100,000,000) shares of common stock. On August 29, 2006 the Company sold two million five hundred thousand (2,500,000) shares of common stock to two investors for $250, which was paid on August 31, 2006.

On July 30, 2012, the Company issued 22,500,000 shares of common stock to its then sole shareholder at par value.

On August 22, 2012 the Company sold 329,064 shares of common stock to one investor for $1,000,000.

NOTE 7 -	PREFERRED STOCK:

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 8 -	RELATED PARTY TRANSACTIONS:

The Company utilizes the office space and equipment of its management at no cost.

The Company’s subsidiary, MIS, leases office space in Seefeld, Germany from a shareholder under a three-year lease commencing August 1, 2012.  The monthly rent and utilities total €2,363.46 plus 19% Value Added Tax ("VAT").  The lease may be extended for one year.

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

AVRA SURGICAL ROBOTICS,INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2012

NOTE 8 -	RELATED PARTY TRANSACTIONS (CONTINUED):

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

During the nine months ended September 30, 2012, fees in the amount of $337,752 were paid on behalf of the Company by Granite. The outstanding balance of $345,810 is reported as loan payable – stockholder at September 30, 2012. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

During the nine months ended September 30, 2012, RG Mechatronics GmbH (“RGM”), a company owned by a stockholder provided $2,075,104 of research and development and other services to MIS. The balance at September 30, 2012 was $1,428,756 See Note 9 (Subsequent Events). The Company's Chief Executive Officer ("CEO"), Stephan Sagolla, and Chief Scientific and Technical Officer ("CSTO"), Bernd Gombert, each individually own 10% of MIS.

The Company employs the CEO and CSTO under separate individual agreements, each with a term of five (5) years ending on August 1, 2017 and an annual base salary of €300,000. In addition, the Company will pay pension and other benefits as well as reimbursement of business expenses.

NOTE 9 -	SUBSEQUENT EVENTS:

On October 22, 2012, the Company’s 80% owned subsidiary, MIS entered into a joint development and manufacturing agreement (the "Agreement") with RGM to provide to MIS all engineering services necessary to design and manufacture surgical robotic components and systems (collectively, the "Products"). The Company's CSTO is an officer and employee of RGM.

The Agreement further provides that MIS will own all rights to intellectual property arising from RGM's work, subject to RGM's nonexclusive, nontransferable right in any area other than for medical purposes to exploit the intellectual property. The term of the Agreement is the longer of two years from October 22, 2012 or for each Product development which commences within two years from October 22, 2012, upon completion of the Product.

As part of the Agreement, MIS and RGM established a joint development committee ("JDC") with a representative from each party. On October 23, 2012, the JDC met and agreed to performance and design specifications of the Products, the budget for development of the Products, and the timeline for developing the Products.

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

Description of Business

The Company was incorporated in the State of Delaware on August 29, 2006 (Inception) under the name "RFG Acquisition II Inc." and maintains its principal executive office at c/o Stamell & Schager, LLP, 1 Liberty Plaza 35th Floor, New York, NY 10006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. Effective August 3, 2012, we changed our business purpose and focus from pursuing a business combination to designing, developing and manufacturing surgical robotic systems (the "Change of Business"). In connection with the Change of Business, on August 3, 2012, our board of directors appointed new management, including Stephan Sagolla, as the Chief Executive Officer of the Company and Bernd Gombert as the Company's Chief Scientist and Technical Officer.

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

On July 17, 2012, the Company formed a German limited liability company named MIS-Robotics GMbH (“MIS”) under the laws of Germany, which is 80% owned by the Company, 10% owned by Stephan Sagolla and 10% owned by Bernd Gombert.

We are in the development stage and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential by devoting our efforts to designing and manufacturing surgical robotic systems with our own resources or by entering into a joint development plan or agreement with another entity. Our ability to continue as a going concern is dependent upon our ability to generate profits from operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities when they come due. In addition, our ability to continue as a going concern is also dependent upon our ability to develop additional sources of capital.

As of the date of the period covered by this report, the Company had $553,910 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Liquidity and Capital Resources

As of September 30, 2012, the Company had a deficit of $764,698. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We will continue to require substantial funds to advance the development of robotic products. We intend to meet our operating cash flow requirements by raising additional funds from the sale of equity or issuance of debt and pursuing strategic partnerships to advance our product development. While we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2012 increased $2,120,137 from $15,826 for the nine month period ended September 30, 2011 to $2,135,963. Net cash used in operating activities during the nine month period ended September 30, 2012 was primarily the result of a net loss of $1,762,958.

Investing Activities

Net cash used in investing activities during the nine month period ended September 30, 2012 was $82,953, which was primarily used for machinery and equipment purchases. We expect to continue to purchase property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors, including, but not limited to, any increase in the number of our employees and changes related to our product development programs. Net cash used in investing activities during the nine month period ended September 20, 2011 was $0.

Financing Activities

Net cash provided by financing activities during the nine month period ended September 30, 2012 was $2,772,972 which was the result of proceeds of $1,002,250 from the sale of the Company's common stock, $1,428,756 of loans from an affiliated company, proceeds of $6,464 from the sale of shares in the Company's subsidiary and proceeds of $335,502 from stockholder loans.

Results of Operations

No revenue has been generated by the Company from August 29, 2006 (inception) through September 30, 2012. It is unlikely the Company will have any revenues unless and until its products are ready for manufacturing and have received regulatory approval in the markets where they will be sold. The Company expects to begin sales within the next twelve months, but there is no assurance that the Company will succeed in generating revenues or when revenues will begin to be generated. The Company’s plan of operation for the next twelve months is to continue its efforts to raise additional capital and pursue strategic partnerships to advance its product development.

For the three and nine month periods ended September 30, 2012 and 2011, research and development expense totaled $1,516,050 and $0, respectively. This represents to the purchase of in-process research and development.

For the three month periods ended September 30, 2012 and 2011, general and administrative expenses totaled $224,522 and $8,226, respectively. This represents an increase of $216,296 from the prior period. For the nine month periods ended September 30, 2012 and 2011, general and administrative expenses totaled $246,908 and $23,920, respectively. This represents an increase of $222,988, which is the result of our change in business to focus on the development of surgical robotic systems.

For the three month periods ended September 30, 2012 and 2011, the Company had a net loss of $1,740,572 and $8,722, respectively. For the nine month periods ended September 30, 2012 and 2011, the Company had a net loss of $1,762,958 and $23,093, respectively.

For the cumulative period from August 29, 2006 (inception) through September 30, 2012, the Company had a net loss of $1,946,949 consisting of (i) $1,516,050 of research and development, (ii) $418,682 of general and administrative expenses comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB, and Form 10-K; (iii) $16,273 of interest expense; and (iv) $4,056 of other income.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on the consolidated financial statements of the Company, which have been prepared in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Research and Development Costs

Costs related to research, design and development of products are charged to research and development expense as incurred. The costs include direct salary costs for research and development personnel, costs for materials used in research and development activities and costs for outside services.

Recently Issued Accounting Pronouncements

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2012, the Company issued an aggregate of 22,500,000 shares of common stock to Granite Investor Group, Inc. ("Granite") for an aggregate purchase price equal to $2,250 pursuant to the terms and conditions of a purchase agreement (the “Granite Purchase Agreement”).

On August 21, 2012, the Company issued an aggregate of 329,064 shares of common stock to HeartWare, Inc., a Delaware corporation ("HeartWare") for an aggregate purchase price equal to $1,000,000 pursuant to the terms and conditions of a common stock purchase agreement (the "HeartWare Purchase Agreement").

The shares of common stock sold pursuant to the Granite Purchase Agreement and HeartWare Purchase Agreement were issued in connection with the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) as a transaction by an issuer not involving a public offering, in which the investor is accredited and has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The Company did not pay any commissions in connection with either sale of the shares.

The terms of the Granite Purchase Agreement and HeartWare Purchase Agreement described herein is intended to be a summary only and is qualified in its entirety by the terms and conditions of the Granite Purchase Agreement and HeartWare Purchase Agreement filed as Exhibits 10.1 and 10.2, respectively, to this quarterly report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth in Item 2 is incorporated herein by this reference.

On October 22, 2012, MIS-Robotics GmbH, a German limited liability company ("MIS") and 80% owned subsidiary of AVRA Surgical Robotics, Inc. (the "Company"), entered into a joint development and manufacturing agreement (the "Agreement") with RG Mechatronics GmbH, a German corporation ("RGM") for RGM to provide to MIS all engineering services to develop and manufacture robotic components and systems for medical applications (the "Purpose"), including the infrastructure to manufacture such products (collectively, the "Products"). Bernd Gombert, the Company's Chief Scientist and Technical Officer as of August 3, 2012, is an officer and employee of RGM.

The term of the Agreement is the longer of (i) two years from October 22, 2012 or (ii) upon the fulfillment of the Purpose for each Product the development of which commences within two years from October 22, 2012 unless earlier terminated pursuant to the terms therein. The Purpose for each Product will be deemed complete upon RGM's delivery and MIS's acceptance of the null series of the Product ready for manufacturing. Pursuant to the terms and conditions of the Agreement, MIS and RGM have agreed to establish a joint development committee ("JDC") consisting of at least one representative from each party to specify (i) the performance and design specifications of the Products, (ii) the budget for development of the Products, including RGM's remuneration for engineering services rendered, and (iii) the timeline for developing the Products. In addition, MIS has agreed to pay RGM for its work, labor and services on a time and material basis in accordance with the development budget established by the JDC, which may be adjusted from time-to-time for significant increases or decreases in the costs incurred by RGM.

The Agreement further provides that MIS will own all rights to any intellectual property arising from RGM's performance under the Agreement (the "Intellectual Property") and, to the extent that such rights cannot be transferred, RGM will grant MIS an indefinite, exclusive, sub-licenseable, transferrable, unlimited worldwide right to use and exploit such Intellectual Property, subject to RGM's nonexclusive, nontransferable, sub-licenseable right in any area other than for medical purposes to use and exploit the Intellectual Property.

The Agreement may be terminated by either party (i) with one month notice if they fail to agree on any issue presented to them by the JDC after one month and (ii) without notice if the other party commits a material breach of the Agreement and fails to cure within one month after the non-breaching party provides written notice of such breach.

The terms of the Agreement described herein is intended to be a summary only and is qualified in its entirety by the terms and conditions of the Agreement attached to this quarterly report on Form 10-Q as Exhibit 10.3.

On October 5, 2012, the Company entered into an employment agreement with Bernd Gombert (the "Employment Agreement"). Pursuant to the terms and conditions of the Employment Agreement, the Company agrees to employ Mr. Gombert as the Chief Scientist and Technical Officer of the Company, for a term of five (5) years, commencing on or about August 2, 2012 unless earlier terminated pursuant to the terms therein. Mr. Gombert will receive an annual base salary of €300,000, subject to annual review and increases by the Company's board of directors, as it deems appropriate. His base salary will be paid monthly on the last day of each month. In addition to his base salary, the Company has agreed to pay the following expenses: (i) €15,000, paid monthly at the end of each month, in full compensation for any Social Security assessments, health insurance and any analogous charges assessed based on income; (ii) €48,000, paid at the end of each calendar year, into a private pension fund for Mr. Gombert's benefit; (iii) all leasing and operating costs arising from Mr. Gombert's use of the Company's car; (iv) four weeks of paid vacation time per year; (v) continued base salary for up to twelve months of disability; (vi) severance pay for six months at the base salary rate, plus accrued benefits, including all vested stock options in the event that he is terminated by the Company during the first two years of his employment; (vii) executive compensation in the form of options or shares, or both, under any long-term equity compensation plan that may be adopted by the Company; and (viii) other business expenses reasonably incurred for promoting the Company's business. Upon any termination, Mr. Gombert will be entitled to unpaid accrued salary and benefits as of the termination date. If Mr. Gombert chooses to resign and, thus, terminate his employment with the Company, he will not own, manage or control any business that directly competes with the Company, its subsidiaries or affiliates for the two-year period thereafter; however, if the Company terminates his employment, the non-compete period will be co-extensive with the number of months for which Mr. Gombert would be entitled to severance pay.

The foregoing description of the terms and conditions of the Employment Agreement is intended to be a summary only and is qualified in its entirety by the terms and conditions of the form of the Employment Agreement attached hereto as Exhibit 10.4 and incorporated herein by this reference.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

	Exhibit	Description

	*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2006.

	*3.2	By-Laws.

*	*3.3	Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on August 3, 2012.

	10.1	Securities Purchase Agreement with Granite Investor Group, Inc., dated July 30, 2012.

	10.2	Common Stock Purchase Purchase Agreement with HeartWare, Inc., dated August 21, 2012.

	10.3	Joint Development and Manufacturing Agreement, dated October 22, 2012.

	10.4	Form of Employment Agreement with Bernd Gombert, dated October 5, 2012

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the SEC on November 22, 2006 and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on August 7, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVRA SURGICAL ROBOTICS, INC.

Dated: November 30 2012	By: /s/ Barry F. Cohen
Barry F. Cohen
President and Director
Principal Executive Officer

Dated: November 30 2012	By: /s/ Jared B. Stamell
Jared B. Stamell
Secretary, Treasurer and Director
Chief Financial Officer
Principal Financial Officer

