Form 10-K
period 2012-12-31
AVRA Surgical Robotics, Inc.
filed 2013-04-01
CIK 1377040

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2012, no common equity of the Company was held by non-affiliates of the registrant.

As of March 29, 2013, there were 40,422,114 shares of the registrant’s common stock, par value $.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1. Description of Business.

We are a development stage company that designs and intends to manufacture the AVRA Surgical Robotic System (ASRS), which will operate as a minimally invasive surgical system. At present, pursuant to that certain Development and Manufacturing Agreement (the “Development Agreement”) by and between our 80% owned subsidiary, MIS-Robotics GmbH (“MIS-Robotics”), and RG Mechatronics GmbH, a German corporation (“RGM”), dated as of October 22, 2012, we are in the process of building prototypes, manufacturing key components and continuing with the registration of the ASRS to receive a CE mark in Europe. After finishing these processes we expect to launch the system.

Our system is expected to be procedurally competitive with other broad multi-application systems and furthermore, may over time be utilized in more narrowly defined procedures in orthopedics, neurosurgery, diagnosis (ultrasound, biopsy, skin scanning), therapy and medical activities, such as seeding, cryo-therapy and High Intensity Focused Ultrasound (“HIFU”), many of which may require a single arm, a usage for which our modular configuration is uniquely tailored. We are currently focused on the development of the ASRS to maximize its adaptability through modular design, size and compelling cost comparisons (system, service and tools) to current systems. We believe elements of our products qualify for patent protection and we are planning to file patent applications in jurisdictions in which we intend to distribute as development of our products proceeds.

Corporate History

The Company was incorporated in Delaware on August 29, 2006 under the name "RFG Acquisition II Inc." as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2006.

Effective August 3, 2012, we changed our business purpose and focus from pursuing a business combination to designing, developing and manufacturing surgical robotic systems (the "Change of Business"). As a result, we ceased to qualify as a "blank check" as defined under Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”) or a “shell” company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

To advance our Change of Business, we appointed a Chief Executive Officer, Stephen Sagolla, and Chief Scientist and Technical Officer, Bernd Gombert, and entered into 5 year employment agreements with Mr. Sagolla and Mr. Gombert, effective August 2, 2012.

On August 3, 2012, we changed our name to "AVRA Surgical Robotics, Inc." by filing a Certificate of Ownership and Merger with the Office of Secretary of State of Delaware. For the purpose of effecting the name change, on July 11, 2012, we incorporated a wholly-owned subsidiary ("Merger Sub") under the laws of the State of Delaware, in the name "AVRA Surgical Robotics, Inc.". On August 3, 2012, Merger Sub was merged with and into the Company, with the Company continuing as the surviving corporation and adopting the name of Merger Sub.

Recent Developments

On February 8, 2013, in furtherance of the goals and objectives of the Company, Mr. Sagolla resigned as our Chief Executive Officer, and was simultaneously appointed as the Company’s Senior Vice President for Marketing and Sales. Mr. Cohen resigned as President of the Company, and was simultaneously appointed as the Company’s Chief Executive Officer in addition to his role a director; and Mr. Stamell resigned as Chief Financial Officer, retaining his roles as Vice President, Secretary, Treasurer, General Counsel and a director. In addition, we appointed Sudhir Srivastava as President, A. Christian Schauer as Chief Financial Officer, and Bernd Gombert as Executive Vice President, in addition to his role as Chief Scientist and Technical Officer.

On March 1, 2013, Bernd Gombert terminated his employment agreement with the Company and resigned from his positions as Executive Vice President and Chief Scientist and Technical Officer, alleging non-payment of salary.

On March 12, 2013, Sudhir Srivastava resigned from his position as President of the Company.

On March 29, 2013, Barry Cohen was elected President of the Company by our Board of Directors.

Industry Overview

Minimally Invasive Surgery (MIS)

Minimally invasive surgery (“MIS”) is a modern surgical technique in which operations are performed through small incisions. The technique was first used in the early 20th century, but did not become a factor in surgery until the 1980s. The number of procedures performed using MIS grew rapidly thereafter. In the mid-1990s surgical robotic systems were developed with which surgeons began to perform MIS remotely, using surgical instruments attached to and manipulated using robotic arms. Surgical applications using MIS are less traumatizing, and have resulted in increased patient satisfaction as a result of less pain, improved wound healing, decreased length of hospital stays and overall recovery. Hospitals have become more efficient as surgeon acceptance of MIS has expanded while medical and technical advantages of MIS facilities have become a competitive factor among well-established healthcare facilities. More recently, MIS is being applied to outpatient and day surgery and we anticipate a sustainable trend in this development over the next decade.

Globally, the percentage of MIS procedures related to the overall number of major surgeries correlates positively with the maturity of a healthcare system. Our own research suggests that currently approximately 20% of the total number of surgeries could potentially utilize some application of MIS and we believe this proportion will expand going forward.

Recent research also indicates a definitive relationship between the number of major surgeries in various markets and health expenditures per capita. The expected number of MIS procedures and the potential for robot-assisted MIS can depend as well on factors such as economic capabilities, level of medical treatment standards, and maturity of healthcare infrastructures. It is worth noting however that, in general, we believe there is a clear tendency to expand healthcare services in almost all societies.

We believe that MIS will continue to develop in patient use and surgical applications, with a continued increase in mature markets and with very significant growth opportunities in emerging markets such as China, India, and Brazil.

Robotics in Minimally Invasive Surgery (MIS)

We believe that robotically performed MIS builds on and improves MIS and is now an accepted surgical technique. In several areas, for example prostatectomies, hysterectomies and cholecystectomies, MIS is increasingly used as the alternative to traditional open or hand-manipulated laparoscopic techniques. Surgeons and patients benefit from improved precision and safety, less pain, scarring, blood loss, faster recovery and lower complication-rates. Furthermore and importantly, the robot assisted MIS procedure enables surgeons to perform more complicated surgeries with increased precision in the small spaces in which surgeons operate. We believe that the Company’s surgical robotic products are designed to be more flexible, easier to use, and more accurate than the systems in use today. We believe our system will give surgeons significantly improved capabilities for complicated procedures and the smooth and short-distance high-precision maneuvering of the instrument tip and preadjustable scale of motion will give surgeons the capability to operate in very small areas of the human body.

The Market

At this time, the da Vinci system, produced by Intuitive Surgical Inc., is effectively the only surgical robotics device on the market providing a range of broad scale applications. Intuitive’s system utilizes two or three arms for instruments plus an additional arm for the imaging device. Intuitive markets the da Vinci system for use in various soft tissue, cardiac, thoracic, head and neck as well as otolaryngolgical procedures in adults and children. Intuitive has reported that the da Vinci system was used in approximately 450,000 robot assisted MIS surgeries worldwide in 2012. Other MIS systems are typically restricted to more specific purposes, such as orthopedic surgery or cardiac catheter-lab applications.

It is estimated that the total number of surgeries that might have utilized some application of MIS (all kinds) worldwide in 2011 was 38 million, representing almost 20% of an overall 190 million major surgeries performed in the world. The 450,000 reported robot assisted procedures represents coverage of less than 1% of the total MIS procedures performed, although we cannot estimate how many of the surgeons comprising the 38 million could or would actually choose robot assisted MIS. We believe, however, that MIS procedures and the penetration rate of robot assisted MIS procedures will continue to increase over the next ten years, especially in countries outside the United States.

Our Products

AVRA’s Surgical Robotic System -

Through our 80% owned subsidiary, MIS-Robotics, we are in the process of building prototypes, manufacturing key components and continuing with the registration of the ASRS to receive a CE mark in Europe. After finishing these processes we expect to launch the system. We believe our system will principally serve as a platform within the surgical workflow, providing state-of-the-art procedural applications through the concurrent integration of all the required information from the patient’s medical reference records. This workflow integration will include both the logistics of devices and apparatus that will improve the system’s capability through a modular, and adaptable system design.

The ASRS is composed of lightweight robot-arms, a console as human-machine-interface, data and information management, and a visioning system that will give surgeons a maximum of usability and convenience in their daily practice.

We believe that our novel technical design of joints and arms, consistent modular system architecture, implementation of industrial hardware and software standards, make the ASRS easier to learn, use and maintain. This product development strategy enables us to achieve a price point and life-cycle costs that are required in both mature and emerging markets.

Light-weight robotic arms -

The basic ASRS employs four robotic arms with a weight-payload ratio that we believe is unavailable in the current surgical robotics market. This allows robotic application for a vast range of minimally invasive operations as well as with potential use in traditional open surgical procedures. As the intelligence is incorporated within the arms and joints, the ASRS can be configured with four arms or fewer and can be used in a single arm construct with applications such as in joint surgery in orthopedics. In a standard four arm configuration, one arm holds a visioning system while the remaining arms hold the instruments (one arm each dedicated to the left and right hands of the surgeon and another arm holding a standby-instrument, often required in complex procedures such as prostatectomy).

The arms can be mounted on a patient-side cart, placed next to the operating table as well as directly on the operating table and suspended from an overhead structure. This unique versatility is one of our major development aims. Seeking to employ the latest technology common in other industries, most notably, the aerospace industry, the robotic arms are modular with high degrees of integration. This, we believe, will be a competitive advantage compared to other commercially available MIS systems with large footprint, complicated mechanics. This construction is often associated with significant costs of service and maintenance that remain major concerns of all healthcare organizations using robotic MIS devices.

The surgeon’s console –

The console merges the high-resolution visioning of the surgical field, the data and information management and action of the robotic system to the biomedical and IT environment in the operating theater. It will provide a newly developed human-machine-interface (HMI) for the maneuvering of both the instruments and the camera-head. We believe our proprietary algorithms will offer increased accuracy and safety and that our console incorporates a next generation HMI with the latest technology. Through our overall ergonomic design, the console will enable the surgeon to conduct procedures with extended duration with less physical and mental stress than current MIS procedures.

Instruments –

To provide the required capabilities to surgeons for increasingly complex procedures, we are continuously developing our range of instruments. These articulating instruments are designed to add greater degrees of freedom to the motion of the instrument tip. The tips of our various instruments carry the commonly known tools such as scissors, graspers, scalpels bi- and monopolar electro-cautery and others.

Company Strategy

The requirements from surgeons and hospitals vary significantly under different circumstances. We believe that our system is fully competitive with existing broad application systems and can also be customized to individual clinical needs ranging from single-arm application in orthopedics and small cavity surgery in pediatrics, to robotic MIS procedures most frequently performed today.

We believe that the ASRS device will deliver:

●	a high degree of system versatility according to clinical and medical needs;

●	workflow oriented system-design supporting integration of synchronized medical information;

●	newly developed built-in intelligence for safety-management and patient-specific customization;

●	high mobility through light-weight arms with demonstrably improved weight-payload ratio;

●	improved service and maintenance features which are designed to reduce operational and life-cycle costs;

●	a range of system options that will be aligned with the needs and resources of the medical facility; and

●	overall system-design to meet the requirements in emerging markets where a less-complex device both in use and configuration will be advantageous.

We anticipate that our ASRS may over time be utilized in more narrowly defined procedures: diagnosis (ultrasound, biopsy, skin scanning); therapy; and medical activities, such as seeding, cryo-therapy and High Intensity Focused Ultrasound (HIFU), many of which may require only a single arm, a usage for which we believe our modular configuration is uniquely tailored.

We believe our system will serve as a platform within the surgical workflow, providing state-of-the-art procedural capabilities with the synchronized integration of all necessary information from the patient’s medical record. Workflow related challenges such as the logistics of devices, materials and even patients, we think will be effectively addressed through our flat, modular and adaptable system design. This format, we think, will also contribute to the acceptance of our system in emerging markets, as it simplifies the systems adaptation to those environments.

Our development strategy results in a system at an anticipated price point that we believe will open the market to users who are capital constrained in their medical device budgets. As private and public health insurers around the world are becoming more cost-conscious, hospitals are forced to re-evaluate their capital spending and find solutions that can reduce the cost of surgical procedures as well as remaining competitive.  We believe that our system is particularly suitable to respond to those concerns. Further, we believe that there are many smaller surgical suites and even medical offices and centers, for which the size and flexibility of our device will offer new operating opportunities.

Intellectual Property

The Company designs its products after a review of existing patents in the United States and the European Union to reduce the risk of infringement claims and files patent applications as its product development proceeds for elements of its products which qualify for patent protection.

The Company, through our 80% owned subsidiary, MIS-Robotics, has filed seven patent applications in Germany relating to the control of robotic systems and robotic systems for minimally invasive surgery and for positioning robotic systems. The Company also plans to timely file in the US and other major jurisdictions where it intends to distribute its products and where the dates of our initial patent applications will give us a right of priority. Under international agreements, a patent application in one contracting country, such as Germany, is recognized as the filing date of a later application in another contracting country.

Patents are granted for a fixed term and eventually expire. Upon expiration, the inventions claimed in a patent enter the public domain. There is no assurance that our patent applications will be granted or that patents granted will prevent others from developing competing products.

Government Regulation

Foreign Regulation -

In order for us to market our products in other countries, we must obtain regulatory approvals and comply with extensive safety and quality regulations in other countries. These regulations, including the requirements for approvals or clearance and the time required for regulatory review, vary from country to country. Failure to obtain regulatory approval in any foreign country in which we plan to market our products may harm our ability to generate revenue and harm our business.

Europe

Commercialization of medical devices in Europe is regulated by the European Union. The European Union presently requires that all medical products bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness. Compliance with the Medical Device Directive, as certified by a recognized European Competent Authority, permits the manufacturer to affix the CE mark on its products.

For each new product we develop, we will need to apply for permission to affix the CE mark to such products. In addition, we will be subject to annual regulatory audits in order to maintain CE mark permissions once we obtain them. We cannot be certain that we will be able to obtain permission to affix the CE mark for new or modified products or that we will continue to meet the quality and safety standards required to maintain the permissions we have already received. If we are unable to obtain or maintain permission to affix the CE mark to our products, we will no longer be able to sell our products in member countries of the European Union.

Japan

Japan’s Pharmaceutical and Medical Devices Agency (PMDA) requires manufacturers to prepare pre-market applications (Class II, III and IV) plus registration dossiers in Summary Technical Document (STED) format, etc. and pre-market submission (Class 1). Japan does not accept European CE Marking certificates or national ministry approvals although European, US or Canadian approval aids the registration process.

China

In China we expect to partner with local dealers and regulatory consultancy to prepare all necessary files for registration, SFDA No.15 document for classification. Depending on the classification, we will conduct clinical trials in China as requested by the authorities.

India

We expect to appoint an Indian authorized agent to deal on our behalf with the Medical Devices Division of the Central Drugs Standard Control Organization (CDCSO).

Brazil

The Brazilian product registration process is similar to the CE-certification process with initial supervision resting with the National Institute of Metrology, Quality and Technology.

Canada

The Canadian product registration process is similar to the US FDA device approval process.

FDA Premarket Clearance and Approval Requirements –

Unless an exemption applies, each medical device that we intend to market in the U.S. must first receive either "510(k) clearance" or "PMA approval" from the U.S. Food and Drug Administration (“FDA”) pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will be obtained in the future for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to request 510(k) clearance, unless an exemption applies. The manufacturer must demonstrate that the proposed device is "substantially equivalent" in intended use, safety and effectiveness to a legally marketed "predicate device" that is either in class I, class II, or is a "preamendment" class III device, one that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for submission of a PMA application. After a device receives 510(k) clearance, any modification to the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval.

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed predicate device, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction.

A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will inspect the manufacturer's facilities for compliance with Good Manufacturing Practice requirements, which include elaborate testing, control, documentation and other quality assurance procedures. During the FDA's review, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process. If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions or to supply specific additional data or information in order to secure final PMA approval.

Once the approvable letter conditions are satisfied, the FDA will issue a PMA order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA order can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in an enforcement action, including withdrawal of the approval. The PMA process can be expensive and lengthy, and no assurance can be given that any PMA application will ever be approved for marketing. After approval of a PMA, a new PMA or PMA supplement may be required in the event of modifications to the device, its labeling or its manufacturing process.

A clinical trial may be required to support a 510(k) submission and generally is required for a PMA application. Such trials generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of patients and study sites, unless the product is deemed an insignificant risk device eligible for more abbreviated IDE requirements. The IDE must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the FDA and the appropriate institutional review boards at the clinical trial sites approve the IDE. Trials must be conducted in conformance with FDA regulations and institutional review board requirements. The sponsor or the FDA may suspend these trials at any time if they are deemed to pose unacceptable health risks or if the FDA finds deficiencies in the way they are being conducted. Data from clinical trials are often subject to varying interpretations that could delay, limit or prevent FDA approval.

We will be subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither leases nor owns any properties. We currently utilize office space and equipment located at 1 Liberty Plaza, 35th Floor, New York, NY 10006.  The office space and equipment are provided to us at no cost by Stamell & Schager, LLP. Our subsidiary, MIS-Robotics, leases office space in Seefeld, Germany from ezm, a German entity owned by Bernd Gombert, our former Executive Vice President and Chief Scientist and Technical Officer, under a three-year lease commencing August 1, 2012. The monthly rent and utilities total approximately $3,000 plus 19% Value Added Tax ("VAT"). The lease may be extended for one year.

Item 3. Legal Proceedings.

The Company is not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is not currently, and there has never been, any market for any of our securities. Our securities are not eligible for trading on any national securities exchange or any over-the-counter markets, including the OTC Bulletin Board or the quotation systems of the OTC Markets, and we cannot assure you that they will become eligible. In connection with the Company’s contemplated public offering, we intend to arrange for a registered broker-dealer to apply to have our common stock quoted on the OTC Bulletin Board and on the OTCQB.

General

We are authorized by our Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.0001 per share and 10,000,000 are shares of preferred stock, par value $.0001 per share. As of March 29, 2013, 40,422,114 shares of our common stock and zero shares of our preferred stock were issued and outstanding. As of March 29, 2013, there were 62 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our securities and we do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future.  We intend to retain any future earnings for reinvestment in our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans or any individual compensation arrangements with respect to our securities, although we may adopt such plans or enter into such arrangements in the future.

Recent Sales of Unregistered Securities

The following summarizes all sales of unregistered securities by us during the fiscal year ended December 31, 2012.

On July 30, 2012, the Company issued 22,500,000 shares of common stock to its then sole shareholder at par value.

On August 21, 2012, we entered into a common stock purchase agreement with HeartWare, Inc., a Delaware corporation ("HeartWare"), pursuant to which we issued and sold to HeartWare an aggregate of 329,064 shares of common stock for an aggregate purchase price equal to $1,000,000. The proceeds from the sale were paid on August 22, 2012.

On December 19, 2012, we sold (1) an aggregate of 50,000 shares of common stock and (2) a four-year redeemable warrant (the “Warrant”) to purchase 50,000 shares of common stock, exercisable at an exercise price of $5.00 per share to an accredited investor for an aggregate purchase price equal to $150,000 pursuant to the terms and conditions of a securities purchase agreement, dated December 19, 2012 (the “Initial Purchase Agreement”).

In November and December 2012, the Company issued and sold an aggregate of 180,920 shares of common stock to accredited investors for an aggregate purchase price equal to $550,000 pursuant to the terms and conditions of a securities purchase agreement, dated December 31, 2012 (the “Subsequent Purchase Agreement”).

On December 31, 2012, we entered into common stock purchase agreements with 41 accredited investors, including Barry Cohen, our Chief Executive Officer and a director, Stamell & Schager, LLP, an affiliate of Jared Stamell, our Vice President, Secretary, Treasurer, and a director, and Granite, dated as of December 31, 2012 (the “December Purchase Agreements”), all of which were investors of AVRA Surgical Inc., an entity that is affiliated with the Company ad its management; that invested in the Company with the intent of investing in a surgical robotics company (the “Original AVRA Investment”). In accordance with the terms of the December Purchase Agreements and for the purpose of satisfying the intent of the Original AVRA Investment, we sold an aggregate of 10,919,254 shares of our common stock in a private placement, at a per share purchase price equal to $0.0001 par value for aggregate gross proceeds of approximately $1,092.

On January 31, 2013, the Company issued and sold an aggregate of 350,000 shares of common stock and issued (1) warrants for 100,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2016 and (2) warrants to purchase 400,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2015 to three accredited investors, including Dr. Sudhir Srivastava, our former President, at a per share price equal to $0.0001 for aggregate gross proceeds of $35.00 pursuant to the terms and conditions of a securities purchase agreement, dated January 31, 2013 substantially in the form of the Initial Purchase Agreement.

On February 20, 2013, the Company issued and sold an aggregate of 633,597 shares of common stock to eleven accredited investors at a price per share equal to $1.50 for aggregate gross proceeds of $950,400 pursuant to the terms and conditions of those certain Securities Purchase Agreements, dated February 20, 2013 (the “February Purchase Agreements”).

On March 12, 2013, the Company issued and sold an aggregate of 117,371 shares of common stock to an accredited investor at a price per share equal to $2.13 for aggregate gross proceeds of $250,000 pursuant to the terms and conditions of those certain Securities Purchase Agreements, dated March 12, 2013 (the “March Purchase Agreement”).

On March 25, 2013, the Company issued and sold (i) an additional 590,500 shares of common stock to three accredited investors at a price per share equal to $0.0001 and a warrant to purchase 400,000 shares of common stock, exercisable at an exercise price of $5.00 per share and expiring on December 31, 2015 to one of the investors pursuant to certain Securities Purchase Agreements substantially in the form of the December Purchase Agreements for aggregate gross proceeds of approximately $59.05; (ii) an additional 16,666 to an accredited investor at a price per share equal to $1.50 pursuant to a certain Securities Purchase Agreement substantially in the form of the February Purchase Agreement for aggregate gross proceeds of approximately $25,000; and (iii) an additional 234,742 shares of common stock to an accredited investor at a price per share equal $2.13 pursuant to a certain Securities Purchase Agreement substantially in the form of the March Purchase Agreement for aggregate gross proceeds of approximately $500,000.

            No brokers or finders were used and no commissions or other fees have been paid by the Company in connection with the sale of securities described above. The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. Each of the above-referenced investors represented to us, as applicable, in connection with their investment that they were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not for distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of the foregoing securities were made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties.

Overview

We are a development stage company and have not earned any revenues from operations to date. It is unlikely that we will have any revenues unless and until our products are ready for commercial manufacturing and have received regulatory approval in the markets where they will be sold. Since inception, the Company has relied primarily on sales of our securities to fund our operations. The Company has never been profitable and cannot be assured that we will be profitable in the future. From inception through December 31, 2012, our loss from operations totaled $7,302,287 and our net loss for the year ended December 31, 2012 totaled $7,118,296.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential by devoting our efforts to designing, developing and manufacturing surgical robotic systems.  In order to attain this goal, we, through our 80% owned subsidiary, MIS-Robotics, entered into the Development Agreement with RGM, pursuant to which we are in the process of building prototypes, manufacturing key components and continuing with the registration of the ASRS to receive a CE mark in Europe. After finishing these processes we expect to launch the system.

Pursuant to this agreement, RGM is to engineer and develop all components and systems and initially manufacture robotic products for surgical applications and to deliver for each product all drawings, specifications and tooling necessary for manufacturing.  Under the terms of the Development Agreement we are responsible for establishing the specifications for each robotic system and RGM is to provide all work, labor and services required to realize the development of the products. As such, our ability to effectively deliver products may be significantly impacted if RGM is unable to perform its obligations under the Development Agreement and we may be unable to develop our business as planned.

The Company expects to continue to require substantial funds for research and development, to continue to develop our MIS system. The Company plans to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into development partnerships, like our partnership with RGM, to assist us with our technology development activities. We may also consider selling certain assets or entering into a transaction such as a merger with a business complimentary to ours.

During the fiscal year ended December 31, 2012, the Company has raised an aggregate of $1,701,092 in connection with the closing of private placement offerings of the Company’s common stock and warrants. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Liquidity and Capital Resources

As of December 31, 2012, the Company had $406,565 in cash and a stockholders’ deficiency of $2,479,152. This compares with $0 cash and a stockholders’ deficiency of $10,308 as of December 31, 2011. The Company had liabilities that totaled $3,330,661 as of December 31, 2012, comprised of $1,808,049 in accounts payable and accrued expenses and $1,522,612 in loans payable to affiliates and stockholders. This compares to the Company’s total liabilities of $10,308 as of December 31, 2011, comprised of a stockholder loan. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company raised $1,701,092 in equity capital during the year ended December 31, 2012 through a series of private placements. Additionally, a related company and a stockholder have loaned an aggregate of $1,512,304 to the Company. The Company is dependent on its ability to continue to raise equity capital. On February 12, 2013, the Company filed the Registration Statement with the SEC to register shares in order to raise up to $15,300,000. There is no guarantee that the proposed sale of shares under the Registration Statement will be successful and if not successful, the Company will need to seek other avenues for the necessary capital to continue its development program.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2012 and 2011 and for the period from August 29, 2006 (Inception) through December 31, 2012:

	Year Ended December 31, 2012	Year Ended December 31, 2011	For the Cumulative Period from August 29, 2006 (Inception) to December 31, 2012

Net Cash (Used in) Operating Activities	$(2,402,987)	$(26,274)	$(2,570,705)
Net Cash (Used in) Investing Activities	$(352,204)	-	$(352,204)
Net Cash Provided by Financing Activities	$3,222,110	$26,208	$3,389,828
Effect of Exchange Rate Changes on Cash	$(60,354)	-	$(60,354)
Net Increase (Decrease) in Cash	$406,565	$(66)	$406,565

The increase since 2011 in cash available is a result of an increase in sales of the Company’s securities in order to fund the Company’s operations. The increase in accounts payable and accrued expenses in 2012 is a result of the Company changing its business purpose and beginning operations.

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations. In addition, the Company is dependent upon obtaining additional funding and capital resources through equity financings and from certain related parties. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

Year ended December 31, 2012 as compared to the year ended December 31, 2011

We have not conducted any active operations since inception except hiring our initial employees, entering into the Development Agreement and commencing its implementation through our 80% owned subsidiary MIS-Robotics including building prototypes, manufacturing key components and continuing with the registration of the ASRS to receive a CE mark in Europe. We have generated no revenue since inception on August 29, 2006. It is unlikely we will generate any revenue until our products are developed and have been approved for sale. The Company’s plan of operation for the next twelve months shall be to continue its efforts to design, develop and manufacture surgical robotic systems. We can provide no assurance that we can continue to satisfy our cash requirements for the next twelve months.

As of December 31, 2012, we had assets of $851,509. This compares with assets of $0 as of December 31, 2011.  Our liabilities as of December 31, 2012 totaled $3,330,661, comprised of $1,808,049 in accounts payable and accrued expenses and $1,522,612 in loans payable to an affiliated company and stockholder.  This compares with total liabilities as of December 31, 2011 of $10,308, comprised exclusively of loan payable to stockholders.

For the fiscal year ended December 31, 2012, we had a net loss of $7,118,296, consisting of research and development expenses of $2,697,792, incurred primarily through the Development Agreement and general and administrative expenses consisting of compensation, of which $3,000,000 is stock based, to our Senior Vice President for Marketing and Sales and our former Chief Scientist and Technical Officer, legal expenses for the formation of the Company and for the work on a Registration Statement on Form S-1 (the “Registration Statement”), along with various other travel and occupancy items.

For the fiscal year ended December 31, 2011, we had a net loss of $29,103, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports and general, administrative, and interest expenses.

For the cumulative period from August 29, 2006 (Inception) to December 31, 2012, we had a net loss of $7,302,287 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of our Registration Statement on Form 10-SB in November 2006 and our Registration Statement on Form S-1, the preparation and filing of our periodic reports, and general, administrative, and interest expenses.

Critical Accounting Policies

For a summary of our critical accounting policies, please see Note 3 to our financial statements, which are included in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 4 to our financial statements, which are included in this report.

Off-Balance Sheet Arrangements

As of March 29, 2013, we did not have any off-balance sheet arrangements.

Trends, Events and Uncertainties

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

1)	completion of our surgical robotic products ready for manufacturing;
2)	regulatory approval of our products in the markets where we desire to sell them ;
3)	market acceptance of our products by surgeons and patients in the markets where we desire to sell them;
4)	our ability to efficiently manufacture, market and distribute our products;
5)	our ability to sell our products at competitive prices which are profitable;
6)	the willingness of surgeons to learn to use our products; and
7)	the willingness of insurers and national health plans to reimburse patients for robotic surgeries at prices which are profitable.

To the extent we are unable to succeed in accomplishing (1) through (7), our sales could be lower than expected and our ability to generate income from operations impaired.

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

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)

Table of Contents
December 31, 2012

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Comprehensive Loss	F-5
Statements of Stockholders’ Equity (Deficiency)	F-6
Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AVRA Surgical Robotics, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of AVRA Surgical Robotics, Inc. and subsidiary  (a development stage company) (the “Company”) as of December 31, 2012, and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity/(deficiency), and cash flows for each of the years in the two-year period ended December 31, 2012, and the cumulative period August 29, 2006 (inception) through December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AVRA Surgical Robotics, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, and the cumulative period August 29, 2006 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage and has incurred net losses from inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP
New York, New York
April 1, 2013

AVRA SURGICAL ROBOTICS, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	Year Ended December 31, 2012	Year Ended December 31, 2011

Assets
Current Assets
Cash	$406,565	$-
Prepaid expenses	10,000	-
VAT refund receivable	94,551	-
Total Current Assets	511,116	-

Property and Equipment
Machinery and equipment, net of accumulated depreciation of $10,637 for 2012	190,249	-

Other Assets
Security deposit	10,493	-
Patents, net of accumulated amortization of $1,174 for 2012	139,651	-
Total Other Assets	150,144	-

Total Assets	$851,509	$-

Liabilities and Stockholders' Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$1,808,049	$-
Loan payable - affiliate	1,487,780
Loan payable - stockholder	34,832	-
Total Current Liabilities	3,330,661	-

Long Term Liabilities
Loan payable - stockholder		10,308
Total Long Term Liabilities	-	10,308

Total Liabilities	3,330,661	10,308

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized; 38,479,238 and 2,500,000 shares, respectively, issued and outstanding	3,848	250
Additional paid-in capital	4,873,177	173,433
Deficit accumulated during the development stage	(6,730,018)	(183,991)
Accumulated other comprehensive (loss)	(48,283)

Controlling interest	(1,901,276)	(10,308)

Noncontrolling interest	(577,876)	-

Total Stockholders’ Deficiency	(2,479,152)	(10,308)

Total Liabilities and Stockholders' Equity/(Deficiency)	$851,509	$-

See notes to consolidated financial statements.

AVRA SURGICAL ROBOTICS, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period August 29, 2006 (Inception) Through December 31, 2012
Revenues	$-	$-	$-
Expenses:
Research and development	2,697,292	-	2,697,292
General and administrative expenses	4,421,004	29,930	4,592,778
(Loss) before other income/expenses	(7,118,296)	(29,930)	(7,290,070)

Other (income)	-	(4,056)	(4,056)
Interest expense	-	3,229	16,273
(Loss)before (benefit) from income taxes	(7,118,296)	(29,103)	(7,302,287)
Benefit from income taxes	-	-	-
Net (Loss)	(7,118,296)	(29,103)	(7,302,287)
Less: Net (loss) attributable to noncontrolling interests	572,269	-	572,269
Net (Loss) Attributable to AVRA Surgical Robotics, Inc.	$(6,546,027)	$(29,103)	$(6,730,018)
Basic and Diluted (Loss) Per Share	$(0.54)	$(0.01)

Weighted Average Number of Common Shares Outstanding	12,194,935	2,500,000

See notes to consolidated financial statements.

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period August 29, 2006 (Inception) Through December 31, 2012

Net (loss)	$(7,118,296)	$(29,103)	$(7,302,287)

Foreign currency translation adjustments	(60,354)	-	(60,354)

Comprehensive (loss)	(7,178,650)	(29,103)	(7,362,641)

Less: comprehensive (loss) attributable to noncontrolling interests	(584,340)	-	(584,340)

Comprehensive (loss) attributable to AVRA Surgical Robotics, Inc.	$(6,594,310)	$(29,103)	$(6,778,301)

See notes to consolidated financial statements.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Consolidated Statements of Stockholders’ Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through December 31, 2012

	Common Stock		Subscription	Additional Paid-In	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Noncontrolling	Total Equity/
	Shares	Amount	Receivable	Capital	Stage	(Loss)	Interests	(Deficiency)

August 29, 2006 - common stock subscription	2,500,000	$250	$(250)	$-	$-	$-	$-	$-
August 31, 2006 – contributed capital	-	-	250	29,750	-	-	-	30,000
Net (Loss)	-	-	-	-	(28,511)	-	-	(28,511)

Balance at December 31, 2006	2,500,000	250	-	29,750	(28,511)	-	-	1,489
Net (Loss)	-	-	-	-	(34,932)	-	-	(34,932)

Balance at December 31, 2007	2,500,000	250		29,750	(63,443)	-	-	(33,443)
Net (Loss)	-	-	-	-	(30,801)	-	-	(30,801)

Balance at December 31, 2008	2,500,000	250	-	29,750	(94,244)	-	-	(64,244)
Net (Loss)	-	-	-	-	(29,912)	-	-	(29,912)

Balance at December 31, 2009	2,500,000	250		29,750	(124,156)	-	-	(94,156)
Net (Loss)	-	-	-	-	(30,732)	-	-	(30,732)

Balance at December 31, 2010	2,500,000	250	-	29,750	(154,888)	-	-	(124,888)
September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	143,683	-	-	-	143,683

September 16, 2011-Sale of Common Stock	2,500,000	250	-	24,750	-	-	-	25,000
September 16, 2011-Purchase of Common Stock	(2,500,000)	(250)	-	(24,750)	-	-	-	(25,000)
Net (loss)	-	-	-	-	(29,103)	-	-	(29,103)

Balance at December 31, 2011	2,500,000	250	-	173,433	(183,991)	-	-	(10,308)
Common stock issuance - founders	33,419,254	3,342	-	-	-	-	-	3,342
Sale of stock in subsidiary to related parties	-	-	-	-	-	-	6,464	6,464
Stock based compensation - employees	2,000,000	200	-	2,999,800	-	-	-	3,000,000
Common stock issuance - cash	559,984	56	-	1,699,944	-	-	-	1,700,000
Net (loss)	-	-	-	-	(6,546,027)	-	(572,269)	(7,118,296)
Foreign Currency Translation	-	-	-	-	-	(48,283)	(12,071)	(60,354)

Balance at December 31,2012	38,479,238	$3,848	$-	$4,873,177	$(6,730,018)	$(48,283)	$(577,876)	$(2,479,152)

See notes to consolidated financial statements.

AVRA SURGICAL ROBOTICS, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period August 29, 2006 (Inception) Through December 31, 2012
Cash Flows from Operating Activities
Net (loss)	$(7,118,296)	$(29,103)	$(7,302,287)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock based compensation expense	3,000,000	-	3,000,000
Depreciation	10,637	-	10,637
Amortization	1,174	-	1,174
Changes in operating assets and liabilities:
Increase in prepaid expenses	(10,000)	-	(10,000)
(Increase) in VAT refund receivable	(94,551)	-	(94,551)
Increase (decrease) in accounts payable			-
and accrued expenses	1,808,049	(400)	1,808,049
Increase in accrued interest payable	-	3,229	16,273

Net cash (used in) operating activites	(2,402,987)	(26,274)	(2,570,705)

Cash Flows from Investing Activities
Purchase of machinery and equipment	(200,886)	-	(200,886)
Security deposits	(10,493)	-	(10,493)
Patent costs incurred	(140,825)	-	(140,825)

Net cash (used in) investing activites	(352,204)	-	(352,204)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the company	-	7,500	7,500
Proceeds from issuance of common stock	1,701,092	25,000	1,756,092
Proceeds from sale of shares in subsidiary	6,464	-	6,464
Redemption of common stock	-	(25,000)	(25,000)
Proceeds from affiliate loans	1,487,780	-	1,487,780
Proceeds from stockholder loans	26,774	18,708	156,992

Net cash provided by financing activities	3,222,110	26,208	3,389,828

Effect of exchange rate changes on cash	(60,354)	-	(60,354)

Net increase (decrease) in cash	406,565	(66)	406,565

Cash at beginning of period	-	66	-

Cash at end of period	$406,565	$-	$406,565

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Financing Activities:
Conversion of loan payable - stockholder to common stock	$2,250	$-	$2,250
Conversion of loans payable - stockholders and related accrued interest to additional paid-in capital	-	136,183	136,183
Conversion of loans payable - related party to additional paid-in capital	-	7,500	7,500

	$2,250	$143,683	$145,933
See notes to consolidated financial statements.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 1 -
ORGANIZATION AND BUSINESS:

AVRA Surgical Robotics, Inc. ("AVRA Robotics" or the "Company"), including its 80% owned subsidiary MIS-Robotics GmbH (“MIS”), is a Development Stage Company.  As of December 31, 2012, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to design and manufacture commercially viable surgical robotic systems. All losses accumulated since incorporation on August 29, 2006 have been considered as part of the Company's development stage activities.

NOTE 2 -
BASIS FOR PRESENTATION FOR  FINANCIAL STATEMENTS:

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development-stage enterprise devoting substantial efforts to raising capital, and research and development into products which may become part of the Company’s product portfolio. The Company has not realized any sales through December 31, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

NOTE 3 -
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
The consolidated financial statements include the accounts of AVRA Surgical Robotics, Inc. and its 80% owned subsidiary MIS-Robotics GmbH. All intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 3-
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Cash Equivalents:
The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet dates.

Income Taxes:
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

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

Loss per Common Share:
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of December 31, 2012, common stock equivalents consisted of warrants convertible into 50,000 shares of common stock.

Machinery and Equipment:
Property and equipment are stated at cost and depreciated on a straight line basis over the estimated lives of the respective assets.  The useful lives for tangible assets range from three to ten years.

Patents:
Patents are stated at cost and depreciated on a straight line basis over the estimated lives of the respective assets.  The useful lives for patents are estimated to be twenty years from the filing date.

Research and Development Costs:
Costs related to research, design and development of products are charged to research and development expense as incurred. The costs include direct salary costs for research and development personnel, costs for materials used in research and development activities and costs for outside services.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 3-
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Foreign Currency Translation:
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

Software Development Costs:
Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when the verification and validation testing is complete, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

Stock Compensation Expense:
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Accounting Standards Codification ("ASC") Topic 505, “Equity”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.  See Note 6

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash is held in demand accounts at large financial institutions (of which $39,704 was held in a German bank). On occasion, deposits are in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 4 -
RECENT ACCOUNTING PRONOUNCEMENTS:

In 2012 "the Company" adopted the provisions of Accounting Standards Update (ASU) 2011−05, “Presentation of Comprehensive Income” (ASU 2011−05) that requires presentation of all non−owner changes in equity in one continuous statement of comprehensive loss or in two separate but consecutive statements. The Company elected to provide a separate statement of comprehensive income for all periods presented. The amendments in this update do not change the items that must be reported in other comprehensive income (OCI) or when an OCI item must be reclassified to net income. The adoption of ASU 2011−05 did not affect our consolidated statements of financial position, results of operations and cash flows.

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

NOTE 5 -
GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of approximately $7,302,287 and has a stockholders’ deficiency of $2,479,152 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sale of stock, receive additional loans from its majority stockholder, and ultimately, income from operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012
NOTE 6 -
COMMON STOCK:

The Company is authorized to issue one hundred million (100,000,000) shares of common stock. On August 29, 2006 the Company sold two million five hundred thousand (2,500,000) shares of common stock to two investors for $250, which was paid on August 31, 2006.

On July 30, 2012, the Company’s sole shareholder converted $2,250 of the loan payable – stockholder to common stock at par value.

On August 22, 2012 the Company sold 329,064 shares of common stock to one investor for $1,000,000.

On December 19, 2012, the Company sold 50,000 shares of common stock and a four-year redeemable warrant to purchase 50,000 shares of common stock, exercisable at an exercise price of $5.00 per share to an investor for $150,000.

During November and December, 2012, the Company sold 180,920 shares of common stock to three investors for an aggregate purchase price equal to $550,000.

On December 31, 2012, the Company sold 10,919,254 shares to 41 investors, including Barry Cohen, the Chief Executive Officer and a director, Stamell & Schager, LLP, an affiliate of Jared Stamell, the Vice President, Secretary, Treasurer, and a director, and Granite at a per share purchase price equal to $0.0001 par value.

On December 31, 2012, the Company issued 1,000,000 shares to each Bernd Gombert, the Company’s then Chief Scientist and Technical Officer (the “CSTO”) and Stephan Sagolloa, the Company’s then Chief Executive Officer (the “CEO”). The estimated value of the shares at the date of issuance was $1.50 per share and accordingly compensation expense of $3,000,000 has been charged to operations for the year ended December 31, 2012.

NOTE 7 -
PREFERRED STOCK:

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 8 -
WARRANTS:

On December 19, 2012, the Company issued a warrant for 50,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 19, 2016. The warrant was outstanding at December 31, 2012.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 9 -
RELATED PARTY TRANSACTIONS:

Agreement with Affiliated Company:

On October 22, 2012, MIS entered into a joint development and manufacturing agreement (the "Agreement") with RG Mechatronics GmbH (“RGM”) whereby RGM will provide to MIS all engineering services necessary to develop and manufacture robotic components and systems for medical applications, (collectively, the "Products"). The Company's former (as of March 1, 2013) CSTO is an officer and employee of RGM. The Agreement further provides that MIS will own all rights to intellectual property arising from RGM's performance under the Agreement, subject to RGM's nonexclusive, nontransferable, right in any area other than for medical purposes to exploit the intellectual property. The term of the Agreement is the longer of (i) two years from October 22, 2012 or (ii) for each Product development which commences within two years from October 22, 2012, upon completion of the Product.

As part of the Agreement, MIS and RGM established a joint development committee ("JDC") with a representative from each party.  On October 23, 2012, the JDC met and agreed to (i) performance and design specifications of the Products, (ii) the budget for development of the Products, and (iii) the timeline for developing the Products.

Accounts payable includes $864,128 due to RGM under the Agreement. For the year ended December 31, 2012, the Company incurred $2,697,292 of research and development expenses with RGM, all of which has been charged to operations.

Loan payable to affiliate ($1,487,780) and loan payable to stockholder ($34,832) represent amounts due to AVRA Surgical, Inc., and Granite Investor Group, Inc. respectively, each company majority owned by two of the Company’s officers and directors. The amounts represent advances to the Company to fund initial research and development expenses incurred under the Agreement between MIS and RGM. These amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

Professional Fees:

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

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 9 -
RELATED PARTY TRANSACTIONS (CONTINUED):

One of the Company’s directors is also a partner of the legal firm used for much of the Company’s legal services.  For the years ended December 31, 2012 and 2011, legal fees incurred with the firm totaled $516,204 and $0, respectively.  As of December 31, 2012, such fees have not been paid and are reflected on the consolidated balance sheet as accounts payable and accrued expenses.

The Company entered into separate individual employment agreements with the CEO and CSTO, each with a term of five (5) years ending on August 1, 2017 and an annual base salary of approximately $390,000. In addition, the Company will pay pension and other benefits as well as reimbursement of business expenses. During 2013, the CSTO terminated his employment agreement with the Company and resigned as an officer.

NOTE 10 -
SUBSEQUENT EVENTS:

On January 31, 2013, the Company sold to three investors, including the Company’s then President, 350,000 shares of common stock at par and issued a warrant for 100,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2016 and a warrant to purchase 400,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2015.

On February 12, 2013, the Company filed a Registration Statement with the SEC providing for the registration of up to $17,000,000 (net of $15,150,000 after expenses) of common stock to be offered to public stockholders. The filing can be referenced at www.sec.gov.  The number of shares to be issued is at present undetermined. The proceeds from the offering are expected to be used for research and development of the Company’s surgical robotic system as well as general and administrative expenses.

On February 20, 2013, the Company sold 633,597 shares of common stock to eleven investors for $950,394.50. On March 12, 2013, the Company sold 117,371 shares of common stock to an investor for $250,000.

On March 25, 2013, the Company sold (i) 234,742 shares of common stock to an investor for $500,000; (ii) 16,666 shares to an investor for $25,000; and  (iii) 590,500 shares of common stock to three investors at par and a warrant to purchase 400,000 shares of common stock, exercisable at an exercise price of $5.00 per share expiring on December 31, 2015 to one of the investors.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 11 -
LEASE COMMITMENT:

The Company’s subsidiary leases its office premises in Seefeld, Germany from a company owned by the CSTO under a three-year agreement commencing August 1, 2012 at a monthly rate of approximately $3,000, plus 19% V.A.T. The Company is liable for maintenance, insurance and taxes. The lease may be extended for one year. Rent expense for the year ended December 31, 2012 was approximately $15,000.

The Company occupies its New York Offices, without cost, from the law firm of which the Secretary and Treasurer is a partner. The Company estimates this cost to be immaterial.

NOTE 12 -
INCOME TAXES:

At December 31, 2012, the Company had available approximately $4,441,000 of net operating loss carry-forwards for U.S. income tax purposes which expire in 2032. In addition, the Company’s subsidiary has German net operating loss carry forwards of approximately $2,861,000, with no expiration date.

The Company’s deferred tax assets at December 31, 2012 and 2011, based on net operating loss carry forwards, are approximately $2,475,000 and $55,000, respectively, with a valuation allowance in the same amount.

Actual income tax/(benefit) differs from the expected tax /(benefit) computed by applying the U.S federal corporate rate of 34% to income/(loss) before income taxes as follows:

	For the years ended
	December 31,
	2012	2011

Computed expected tax benefit	$(2,420,000)	$(11,000)
Change in valuation allowance	2,420,000	11,000

	$-0-	$-0-

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these loss carry forwards as valuation allowances have been established for any such benefits.  The increase in the valuation allowance was the result of increases in the net operating losses discussed above.  Therefore, the Company’s provision for income taxes is $0 for the years ended December 31, 2012 and 2011.

AVRA SURGICAL ROBOTICS, INC.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012

NOTE 12 -
INCOME TAXES (CONTINUED):

At December 31, 2012 and 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.  The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  At December 31, 2012 and 2011, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations.  The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. The 2009 through 2012 tax years generally remain subject to examination by federal and state tax authorities.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the Chief Executive Officer, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and sole director; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

The following table sets forth certain information regarding the current executive officers and directors of the Company:

Name	Age	Position	Term
Barry Cohen	72	Chief Executive Officer, President and Director	September 16, 2011 through Present
A. Christian Schauer	70	Chief Financial Officer	February 8, 2013 through Present
Jared B. Stamell	65	Secretary, Treasurer, Vice President and Director	September 16, 2011 through Present

Barry Cohen, 72, the Company’s Chief Executive Officer since February 8, 2013, a director since September 16, 2011, and President from September 16, 2011 to February 8, 2013 and since March 29, 2013, has served as President and Chief Executive Officer of Granite Investor Group, Inc. since its founding in 2009. Between 2006 and 2008, Mr. Cohen was a private investor and founded AVRA Surgical, Inc. in 2009, a medical technology company. From approximately 1979 to 1983 he served as director of Synalloy Corp., a manufacturer of pipe, piping systems and specialty chemicals after which he was appointed to serve as President from 1984-1985. Mr. Cohen also served as Chairman of the Executive Board of Wolverine Technologies, Inc., a NYSE listed company from 1979 to 1983 and President of Barry F. Cohen & Co., an NASD member. Mr. Cohen has 50 years’ experience in managing private and public industrial companies, and 47 years’ experience as a securities executive.  This significant experience led us to believe that Mr. Cohen should serve as a director.

A. Christian Schauer, 70, the Company’s Chief Financial Officer since February 8, 2013, earned a B.B.A. in Accounting from Western Michigan University in 1965 and his C.P.A. in Michigan in 1967. Following almost 10 years with Ernst & Ernst (now Ernst & Young) in Kalamazoo and Cleveland, Mr. Schauer joined Clausing Corporation in 1974 as Chief Financial Officer, and served that Company for 25 years in various senior management positions, the last 15 years as Chairman and CEO. In 1999, Mr. Schauer was recruited as the CEO for Triple S Plastics. He later arranged a merger of Triple S Plastics with Eimo of Finland. Mr. Schauer has served as an executive and non-executive director for several companies, including First of America Bank, Durametallic Corporation, Triple S Plastics, Harter Corporation, The 600 Group Plc. (London), and Z Seven Fund. Mr. Schauer currently serves as a non-executive director for Griffith Laboratories, Inc., as an advisor to The Windquest Companies and as a Trustee of the Boards at Kalamazoo Valley Community College and Hope Network. From 2003 to the present, Mr. Schauer has served as Chairman, President and CEO of PharmOptima LLC, a pre-clinical contract research company based in Portage, Michigan.

Jared B. Stamell, 65, the Company’s Vice President, Secretary, Treasurer and a director since September 16, 2011 and Chief Financial Officer from November 18, 2011 to February 8, 2013, has served as Vice President, Secretary, Treasurer and General Counsel of Granite Investor Group, Inc. since 2009. He has served as a Partner in the New York law firm, Stamell & Schager, LLP since 1989. Mr. Stamell is admitted to practice before the United States Supreme Court, in many United States Courts of Appeal and District Courts, and he is a member of the bar of the States of New Jersey, New York, Massachusetts and the District of Columbia. He is a graduate of the University of Michigan and received his law degree, J.D., Cum Laude, from Harvard Law School which awarded him a Frank Knox Fellowship to do graduate work in economics. Mr. Stamell received an M.Sc. in Economics from the London School of Economics. Mr. Stamell’s experience with representing industrial and financial businesses in litigation and financing and organizing companies led us to believe that Mr. Stamell should serve as a director.

Our directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. Our officers are appointed by the Board and serve at the Board's discretion.

To our knowledge, other than preliminary discussions with potential board members in connection with the Company’s intention to expand its board of directors, there is no arrangement or understanding between or among any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.  In addition, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Executive officers, directors and more than 10% shareholders are required by regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Granite Investor Group, Inc.	2	2	Form 4
Jared Stamell	2	2	Form 4
Barry F. Cohen	2	2	Form 4
Nikhil L. Shah	2	2	Form 4

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and director (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on March 5, 2008.  Requests for copies of the Code of Ethics should be sent in writing to AVRA Surgical Robotics, Inc., Attention: CEO, c/o Stamell & Schager, LLP, 1 Liberty Plaza, 35th Floor, New York, NY 10006.

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

Item 11. Executive Compensation.

The following table sets forth, for the last completed fiscal year ended December 31, 2012, the cash compensation paid by the Company, as well as certain other compensation paid with respect to that year, to Company’s officers and directors. We did not pay any cash or other compensation to our executive officers in 2011 or 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation (€)		Total

Barry Cohen Chief Executive Officer, President and Director	2012	0		0	0		0	0	0	0		0

A. Christian Schauer Chief Financial Officer	2012	0		0	0		0	0	0	0		0

Dr. Sudhir Srivastava Former President	2012	0		0	0		0	0	0	0		0

Jared B. Stamell Vice President, Secretary, Treasurer, and Director	2012	0		0	0		0	0	0	0		0

Bernd Gombert Former Executive Vice President, Chief Scientist and Technical Officer	2012	$167,250	(1)	0	$1,500,000	(2)	0	0	0	$43,799	(1)(3)	$1,711,049

Stephan Sagolla Senior Vice President for Marketing and Sales	2012	$167,250	(1)	0	$1,500,000	(4)	0	0	0	$43,415	(1)(5)	$1,710,665

(1) Reflects amounts paid or accrued by the Company from the effective date of the employee’s employment agreement, August 2, 2012, through December 31, 2012.

(2) Reflects the fair value of 1,000,000 shares of common stock of the Company granted to Mr. Gombert pursuant to his employment with the Company at the time of issuance.
(3) Includes: (i) $8,363 paid or accrued by the Company for Mr. Gombert’s health insurance, social security and other tax obligations; (ii) $25,686 accrued by the Company for a private pension fund for Mr. Gombert's benefit; and (iii) $9,750 accrued by the Company for all leasing and operating costs arising from Mr. Gombert's use of a Company car.
(4) Reflects the fair value of 1,000,000 shares of common stock of the Company granted to Mr. Sagolla pursuant to his employment with the Company at the time of issuance.
(5) Includes: (i) $8,363 paid or accrued by the Company for Mr. Sagolla’s health insurance, social security and other tax obligations; (ii) $25,686 accrued by the Company for a private pension fund for Mr. Sagolla's benefit; and (iii) $9,366 paid or accrued by the Company for all leasing and operating costs arising from Mr. Sagolla's use of a Company car.

As an “emerging growth company” we will not be required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Pension Benefits and Nonqualified Deferred Compensation

We have not adopted any formal plan or program for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Except as otherwise discussed herein, including those sections entitled "Employment Agreements, Termination of Employment and Change-in Control Agreements" and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," there are no contracts, agreements, plans or arrangements, written or unwritten, that provide for payment to our executive officers and directors at, following, or in connection with the resignation, retirement or other termination of a named executive officer or director, or a change in control of our company or a change in the name executive officer's responsibilities following a change in control, with respect to each officer and director.

Employment Agreements, Termination of Employment and Change-in Control Agreements

Effective August 2, 2012, we entered into the Employment Agreements with Stephan Sagolla, to serve as our Chief Executive Officer and Bernd Gombert to serve as our Chief Scientist and Technical Officer. Pursuant to the terms and conditions of the Employment Agreements, Mr. Sagolla and Mr. Gombert (the “Employees”) will be employed by the Company for a term of five years, unless earlier terminated pursuant to the terms therein. The Employment Agreements provide that the Employees each will receive an initial base salary of €300,000 gross per year, to be paid monthly on the last day of each month and subject to annual review and increases by our Board, as it deems appropriate.

In addition to their salaries, the Employees each will be entitled to receive: (i) €15,000 per year, paid monthly at the end of each month, in full compensation for any Social Security assessments, health insurance and any analogous charges assessed based on income; (ii) €48,000 per year, paid at the end of each calendar year, into a private pension fund for the Employees’ benefit; (iii) four weeks of paid vacation time per year; (iv) continued base salary for up to twelve months of disability; (v) severance pay for six months at the base salary rate, plus accrued benefits, including all vested stock options in the event that either Employee is terminated by the Company during the first two years of his employment; (vi) executive compensation in the form of options or shares, or both, under any long-term equity compensation plan that may be adopted by the Company; (vii) other business expenses reasonably incurred for promoting the Company's business; and (vii) all leasing and operating costs arising from use of Company cars.

Upon any termination, the Employment Agreements provide that the Employees will be entitled to any unpaid accrued salary and benefits as of the termination date. If either of the Employees chose to resign and, thus, terminate their respective employments with the Company prior to the expiration of the five-year term, they would not be permitted to own, manage or control any business that directly competes with the Company, its subsidiaries or affiliates for the two-year period thereafter; however, if the Company terminates their employment, the non-compete period will be co-extensive with the number of months for which the Employees would be entitled to severance pay.

On December 31, 2012, the Company issued 1,000,000 shares to each Mr. Sagolla and Mr. Gombert.  The value of the shares at the date of issuance was deemed to be $1.50 per share and accordingly compensation expense of $3,000,000 has been charged to operations for the year ended December 31, 2012.

On February 8, 2013, to better position the Company as it plans to expand its board of directors, Mr. Sagolla resigned as our Chief Executive Officer, and was simultaneously appointed as the Company’s Senior Vice President for Marketing and Sales and Mr. Gombert was appointed Executive Vice President of the Company in addition to remaining Chief Scientist and Technical Officer, with the terms of the Employment Agreements otherwise remaining in full force and effect.

On March 1, 2013, Bernd Gombert terminated his employment agreement with the Company and resigned from his positions as Executive Vice President and Chief Scientist and Technical Officer, alleging non-payment of salary.

The foregoing description of the terms and conditions of the Employment Agreements provides only a brief summary and is qualified in its entirety by reference to the full text of the Employment Agreements filed, in the case of Mr. Sagolla, as an exhibit to our Current Report on Form 8-K filed with the SEC on August 7, 2012, and in the case of Mr. Gombert, as an exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the SEC on November 30, 2012.

Compensation Committee Interlocks and Insider Participation

We do not have a standing compensation committee or a committee performing similar functions; our Board of Directors performs the functions of a compensation committee.  Our Board of Directors is made up of Messrs. Cohen and Stamell, both of whom are also executive officers.  With the exception of Mr. Sagolla, our Senior Vice President for Marketing and Sales, none of our officers or directors receives compensation for their services to us.  As we grow, our Board of Directors expects that they will adopt compensation policies in the future that will apply to our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following tables set forth certain information as of March 29, 2013, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company and (iii) all officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is c/o Stamell & Schager, LLP, 1 Liberty Plaza, 35th Floor, New York, NY 10006.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Granite Investor Group Inc. c/o Stamell & Schager, LLP 1 Liberty Plaza, 35th Floor New York, NY 10006	27,500,000		68%
Barry F. Cohen (3) c/o Stamell & Schager, LLP 1 Liberty Plaza, 35th Floor New York, NY 10006	18,325,000	(6)	45.3%
Jared Stamell (4) c/o Stamell & Schager, LLP 1 Liberty Plaza, 35th Floor New York, NY 10006	6,963,757	(6)	17.2%
Nikhil L. Shah (5) c/o Stamell & Schager, LLP 1 Liberty Plaza, 35th Floor New York, NY 10006	2,750,000	(6)	6.8%
A. Christian Schauer c/o Stamell & Schager, LLP 1 Liberty Plaza, 35th Floor New York, NY 10006	233,333		>1%
All Directors and Executive Officers as a Group (3 individuals)	25,552,090		63.2%
-----------
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

(2)	Based on 40,422,114 shares of common stock issued and outstanding as of March 29, 2013.

(3)
Barry F. Cohen is the Chief Executive Officer, President and a director of the Company. Mr. Cohen beneficially owns 66% of the issued and outstanding common stock owned of record by Granite and therefore may be deemed to have voting and investment control over 66% of any securities of the Company owned by Granite.

(4)
Jared Stamell is the Vice President, Secretary, Treasurer, and a director of the Company. Mr. Stamell beneficially owns 24% and 100% of the issued and outstanding common stock owned of record by Granite and Stamell & Schager, LLP, respectively, and therefore may be deemed to have voting and investment control over 24% of the Company's securities owned by Granite and 100% of the Company’s securities owned by Stamell & Schager, LLP.

(5)
Nikhil Shah beneficially owns 10% of the issued and outstanding common stock owned of record by Granite and therefore may be deemed to have voting and investment control over 10% of the Company's securities owned by Granite.

(6)	Includes the 27,500,000 shares of common stock owned of record by Granite and the 363,757 shares of common stock owned of record by Stamell & Schager, LLP.

(b) The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

During the year ended December 31, 2012, legal services rendered by Stamell & Schager LLP, an affiliate of Jared Stamell, our Vice President, Secretary, Treasurer, and a director in the amount of $516,204 were incurred by the Company and included in accounts payable. As of February 28, 2013, an additional $175,000 in legal expenses has been accrued for Stamell & Schager LLP.

During the year ended December 31, 2012, professional fees in the amount of $26,774 were paid on behalf of the Company by AVRA Surgical, Inc. The amount was treated as an unsecured, non-interest bearing loan to the Company and had no stipulated repayment terms.

On October 22, 2012, through our 80% owned subsidiary, MIS-Robotics, we entered into a joint development and manufacturing agreement (the "Development Agreement") with RG Mechatronics GmbH, a German corporation ("RGM"), pursuant to which RGM agreed to engineer and develop all components and systems and initially manufacture robotic products for surgical applications and to deliver for each product all drawings, specifications and tooling necessary for manufacturing (collectively, the "Products"). Bernd Gombert, our former Executive Vice President and Chief Scientist and Technical Officer, is an officer and employee of RGM and a shareholder of MIS-Robotics, and therefore may be deemed to have a material interest in the transaction. Pursuant to the terms and conditions of the Development Agreement, the parties have agreed to establish a joint development committee ("JDC") consisting of representatives from each party to specify (i) the performance and design specifications of the Products, (ii) the budget for development of the Products, including RGM's remuneration for services rendered, and (iii) the timeline for developing the Products. The Development Agreement provides that we will pay RGM for its work, labor and services on a time and materials basis in accordance with a development budget established by the JDC.  On October 23, 2012, the JDC agreed on a two year general budget in the aggregate amount of €20,000,000, to be amended as necessary. To fund planned operations for the next 12 months, the Company will need additional capital resources of at least approximately $10,000,000, which we may obtain through future sales of our securities or through generation of revenue.  However, there are no assurances that the Company will be able to raise additional capital as may be needed, or generate revenues to fund the budget as currently agreed.  Further, if the current economic climate negatively impacts the Company, as it may, and the Company is unable to raise additional capital on acceptable terms it could have a material adverse effect on the Company's financial condition and future operations.

On December 31, 2012, we entered into common stock purchase agreements with 41 accredited investors (including Barry Cohen, our Chief Executive Officer and a director, Stamell & Schager, LLP, an affiliate of Jared Stamell, our Vice President, Secretary, Treasurer, and a director, and Granite, who purchased 175,000, 363,757 and 2,500,000 shares, respectively) dated as of December 31, 2012 (the “December Purchase Agreements”), all of which were investors of AVRA Surgical, Inc., an entity that is affiliated with the Company and its management; that invested in the Company with the intent of investing in a surgical robotics company (the “Original AVRA Investment”). In accordance with the terms of the December Purchase Agreements and for the purpose of satisfying the intent of the Original AVRA Investment, we sold an aggregate of 10,919,254 shares of our common stock in a private placement, at a per share purchase price equal to $0.0001 par value for aggregate gross proceeds of approximately $1,091.92.

On December 31, 2012, the Company issued 1,000,000 shares to each Mr. Sagolla and Mr. Gombert. The value of the shares at the date of issuance was deemed to be $1.50 per share and accordingly compensation expense of $3,000,000 has been charged to operations for the year ended December 31, 2012.

We currently utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. Our subsidiary, MIS-Robotics, leases office space in Seefeld, Germany from ezm, a German entity owned by Bernd Gombert, our former Executive Vice President and Chief Scientist and Technical Officer, under a three-year lease commencing August 1, 2012. The monthly rent and utilities total €2,363.46 plus 19% Value Added Tax ("VAT").

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Our securities are not listed on a national securities exchange, or an inter-dealer quotation system which has a requirement that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, none of our directors would be considered independent because our two directors, Mr. Cohen and Mr. Stamell, each serve as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services

Raich Ende Malter & Company LLP (“Raich Ende”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Raich Ende for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $70,970 for the fiscal year ended December 31, 2012 and $16,000 for the fiscal year ended December 31, 2011.

Audit-Related Fees

There were no fees billed by Raich Ende for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

The aggregate fees billed by Raich Ende for professional services for tax compliance, tax advice, and tax planning were $2,500 for the fiscal year ended December 31, 2012 and $500 for the period ended December 31, 2011.

All Other Fees

There were no fees billed by Raich Ende for other products and services for the fiscal years ended December 31, 2012 and 2011.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

---------------
*Page F-1 follows page 12 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on August 3, 2012	8-K	3.1	08/07/2011

3.2	Certificate of Incorporation	10-SB		11/22/2006

3.3	Bylaws	10-SB		11/22/2006

10.1	Securities Purchase Agreement, dated September 16, 2011	8-K	10.1	09/22/2011

10.2	Repurchase Agreement, dated September 16, 2011	8-K	10.2	09/22/2011

10.3	Initial Purchase Agreement, dated December 19, 2012	8-K	10.1	01/07/2012

10.4	Form of December Purchase Agreement, dated December 31, 2012	8-K	10.3	01/07/2012

10.5	Form of Subsequent Purchase Agreement, dated December 31, 2012	8-K	10.4	01/07/2012

10.6	Form of Warrant	8-K	10.2	01/07/2012

10.7	Development and Manufacturing Agreement, dated October 22, 2012	8-K	10.3	11/30/2012

10.8	Form of Employment Agreement with, Stephan Sagolla, dated August 2, 2012	8-K	10.1	8/07/2012

10.9	Form of Employment Agreement with Bernd Gombert, dated October 5, 2012	8-K	10.4	11/30/2012

10.10	Form of February Purchase Agreement, dated February 20, 2013*

14.1	Code of Ethics	10K-SB	14.1	03/05/2008

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRA SURGICAL ROBOTICS, INC.

Dated: April 1, 2013	By:	/s/ Barry F. Cohen
Barry F. Cohen
Chief Executive Officer, President
and Director Principal Executive Officer

Dated: April 1, 2013	By:	/s/ A. Christian Schauer
A. Christian Schauer
Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Barry F. Cohen	Chief Executive Officer, President and Director	April 1, 2013
Barry F. Cohen

/s/ Jared B. Stamell	Vice President, Secretary, Treasurer, and Director	April 1, 2013
Jared B. Stamell