Form 10-Q
period 2013-03-31
AVRA Surgical Robotics, Inc.
filed 2013-05-15
CIK 1377040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission file number 000-52330

AVRA SURGICAL ROBOTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2277305
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Stamell & Schager, LLP, 1 Liberty Plaza, 23rd Floor, New York, NY 10006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,422,114 shares of common stock, par value $.0001 per share, outstanding as of May 9, 2013.

AVRA SURGICAL ROBOTICS, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements:

	Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012, and for the Period from August 29, 2006 (Inception) through March 31, 2013	2

	Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2013 and 2012, and for the Period from August 29, 2006 (Inception) through March 31, 2013	3

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through March 31, 2013 (Unaudited)	4

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012 and for the Period August 29, 2006 (Inception) through March 31, 2013	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 Unaudited	December 31, 2012

Assets
Current Assets
Cash	$540,850	$406,565
Prepaid expenses	139,116	10,000
VAT refund receivable	97,965	94,551
Total Current Assets	777,931	511,116

Property and Equipment
Machinery and equipment, net of accumulated depreciation of $21,274 and $10,637, respectively	174,974	190,249

Other Assets
Security deposit	10,493	10,493
Patents, net of accumulated amortization of $2,348 and $1,174, respectively	222,234	139,651
Total Other Assets	232,727	150,144

Total Assets	$1,185,632	$851,509

Liabilities and Stockholders' Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$2,564,982	$1,808,049
Loan payable - affiliate	1,632,349	$1,487,780
Loan payable - stockholder	34,738	34,832
Total Current Liabilities	4,232,069	3,330,661

Total Liabilities	4,232,069	3,330,661

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares
authorized; 40,422,114 and 38,479,238 shares, issued and outstanding, respectively	4,042	3,848
Additional paid-in capital	6,784,092	4,873,177
Deficit accumulated during the development stage	(8,899,907)	(6,730,018)
Accumulated other comprehensive (loss)	(40,651)	(48,283)

Controlling interest	(2,152,424)	(1,901,276)

Noncontrolling interests	(894,013)	(577,876)

Total Stockholders' Equity/(Deficiency)	(3,046,437)	(2,479,152)

Total Liabilities and Stockholders' Equity/(Deficiency)	$1,185,632	$851,509

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period August 29, 2006 (Inception) Through March 31, 2013
Revenues	$-	$-	$-
Expenses:
Research and development	1,428,119	-	4,125,411
General and administrative expenses	1,059,815	13,932	5,652,593
(Loss) before other income/expenses	(2,487,934)	(13,932)	(9,778,004)

Other (income)	-	-	(4,056)
Interest expense	-	-	16,273
(Loss)before (benefit) from income taxes	(2,487,934)	(13,932)	(9,790.221)
Benefit from income taxes	-	-	-
Net (Loss)	$(2,487,934)	$(13,932)	(9,790,221)
Less: Net (loss) attributable to noncontrolling interests	(318,045)	-	(890,314)
Net (Loss) Attributable to AVRA Surgical Robotics, Inc.	$(2,169,889)	$(13,932)	$(8,899,907)
Basic and Diluted (Loss) Per Share	$(0.12)	$(0.01)

Weighted Average Number of Common Shares Outstanding	17,483,363	2,500,000

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period August 29, 2006 (Inception) Through March 31, 2013

Net (loss)	$(2,487,934)	$(13,932)	$(9,790,221)

Foreign currency translation adjustments	9,540	-	(50,814)

Comprehensive (loss)	(2,478,394)	(13,932)	(9,841,035)

Less: comprehensive (loss) attributable to noncontrolling interests	(316,137)	-	(900,477)

Comprehensive (loss) attributable to AVRA Surgical Robotics, Inc.	$(2,162,257)	$(13,932)	(8,940,558)

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, Inc..
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY/(DEFICIENCY)
For the Period August 29, 2006 (Inception) Through March 31, 2013

	Common Stock		Subscription	Additional Paid-In	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Noncontrolling	Total Equity/
	Shares	Amount	Receivable	Capital	Stage	(Loss)	Interests	(Deficiency)

August 29, 2006 - common stock subscription	2,500,000	$250	$(250)	$-	$-	$-	$-	$-
August 31, 2006 – contributed capital	-	-	250	29,750	-	-	-	30,000
Net (Loss)	-	-	-	-	(28,511)	-	-	(28,511)

Balance at December 31, 2006	2,500,000	250	-	29,750	(28,511)	-	-	1,489
Net (Loss)	-	-	-	-	(34,932)	-	-	(34,932)

Balance at December 31, 2007	2,500,000	250		29,750	(63,443)	-	-	(33,443)
Net (Loss)	-	-	-	-	(30,801)	-	-	(30,801)

Balance at December 31, 2008	2,500,000	250	-	29,750	(94,244)	-	-	(64,244)
Net (Loss)	-	-	-	-	(29,912)	-	-	(29,912)

Balance at December 31, 2009	2,500,000	250		29,750	(124,156)	-	-	(94,156)
Net (Loss)	-	-	-	-	(30,732)	-	-	(30,732)

Balance at December 31, 2010	2,500,000	250	-	29,750	(154,888)	-	-	(124,888)
September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	143,683	-	-	-	143,683

September 16, 2011-Sale of Common Stock	2,500,000	250	-	24,750	-	-	-	25,000
September 16, 2011-Purchase of Common Stock	(2,500,000)	(250)	-	(24,750)	-	-	-	(25,000)
Net (loss)	-	-	-	-	(29,103)	-	-	(29,103)

Balance at December 31, 2011	2,500,000	250	-	173,433	(183,991)	-	-	(10,308)
Common stock issuance - founders	33,419,254	3,342	-	-	-	-	-	3,342
Sale of stock in subsidiary to related parties	-	-	-	-	-	-	6,464	6,464
Stock based compensation - employees	2,000,000	200		2,999,800				3,000,000
Common stock issuance - cash	559,984	56	-	1,699,944	-	-	-	1,700,000
Net (loss)	-	-	-	-	(6,546,027)	-	(572,269)	(7,118,296)
Foreign Currency Translation	-	-	-	-	-	(48,283)	(12,071)	(60,354)

Balance at December 31,2012	38,479,238	3,848	-	4,873,177	(6,730,018)	(48,283)	(577,876)	(2,479,152)

Common stock issuance - cash	1,002,376	100	-	1,725,300	-	-	-	1,725,400
Common stock issuance - founders	940,500	94	-	-	-	-	-	94
Stock based compensation	-	-	-	185,615	-	-	-	185,615
Net (loss)	-	-	-	-	(2,169,889)		(318,045)	(2,487,934)
Foreign Currency Translation	-	-	-	-	-	7,632	1,908	9,540

Balance at March 31, 2013	40,422,114	$4,042		$6,784,092	$(8,899,907)	$(40,651)	$(894,013)	$(3,046,437)

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	For the Period August 29, 2006 (Inception) Through March 31, 2013
Cash Flows from Operating Activities
Net (loss)	$(2,487,934)	$(13,932)	$(9,790,221)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock based compensation expense	185,615	-	3,185,615
Depreciation	10,637	-	21,274
Amortization	1,174	-	2,348
Changes in operating assets and liabilities:
Increase in prepaid expenses	(129,116)	-	(139,116)
(Increase) in VAT refund receivable	(3,414)	-	(97,965)
Increase (decrease) in accounts payable and accrued expenses	756,933	3,000	2,564,982
Increase in accrued interest payable	-	-	16,273

Net cash (used in) operating activities	(1,666,105)	(10,932)	(4,236,810)

Cash Flows from Investing Activities
Purchase of Machinery and Equipment	4,638	-	(196,248)
Security deposits	-	-	(10,493)
Patent costs incurred	(83,757)	-	(224,582)
			-
Net cash (used in) investing activities	(79,119)	-	(431,323)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the company	-	-	7,500
Proceeds from issuance of common stock	1,725,400	-	3,481,586
Proceeds from sale of shares in subsidiary	-	-	6,464
Redemption of common stock	-	-	(25,000)
Proceeds from affiliate loans	144,569		1,632,349
Proceeds from stockholder loans	-	10,932	156,898

Net cash provided by financing activities	1,869,969	10,932	5,259,797
			-
Effect of exchange rate changes on cash	9,540		(50,814)

Net increase in cash	134,285	-	540,850

Cash at beginning of period	406,565	-	-

Cash at end of period	$540,850	$-	$540,850

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Financing Activities:
Conversion of loan payable - stockholder to common stock	$94	$-	$2,250
Conversion of loans payable - stockholders and related accrued interest to additional paid-in capital	-	-	136,183
Conversion of loans payable - related party to additional paid-in capital	-	-	7,500

	$94	$-	$145,933

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS:

AVRA Surgical Robotics, Inc. ("AVRA Robotics" or the "Company"), including its 80% owned subsidiary MIS-Robotics GmbH (“MIS”), is a Development Stage Company. The Company's former Chief Executive Officer ("CEO") and former Chief Scientist and Technical Officer ("CSTO") own the remaining 20% of MIS equally. As of March 31, 2013, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to design and manufacture commercially viable surgical robotic systems. All losses accumulated since incorporation on August 29, 2006 have been considered as part of the Company's development stage activities.

NOTE 2 - BASIS FOR PRESENTATION FOR INTERIM FINANCIAL STATEMENT:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereon included in the Company’s form 10-K for the fiscal year ended December 31, 2012.

NOTE 3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
The consolidated financial statements include the accounts of AVRA Surgical Robotics, Inc. and its 80% owned subsidiary MIS. All intercompany transactions and accounts have been eliminated in consolidation.

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

Loss per Common Share:
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of March 31, 2013, common stock equivalents consisted of warrants convertible into 950,000 shares of common stock.

NOTE 3  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Software Development Costs:
Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when the verification and validation testing is complete, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs to date.

Stock Compensation Expense:
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Accounting Standards Codification ("ASC") Topic 505, “ Equity ”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.  See Note 8

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash is held in demand accounts at large financial institutions (of which $140,624 was held in a German bank). On occasion, deposits are in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

Recent Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for the Company in its first quarter of fiscal 2014 with earlier adoption permitted, which should be applied prospectively. The Company does not expect that adoption of this guidance during fiscal 2014 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 -  GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of  $9,790,221 and has a stockholders’ deficiency of $3,046,437 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sale of stock, receive additional loans from its affiliate, and ultimately, income from operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 5  -  COMMON STOCK:

The Company is authorized to issue one hundred million (100,000,000) shares of common stock. On August 29, 2006 the Company sold two million five hundred thousand (2,500,000) shares of common stock to two investors for $250, which was paid on August 31, 2006.

On January 31, 2013, the Company sold to three investors, including the Company’s then President, 350,000 shares of common stock at par and issued warrants for 100,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2016 to two of the investors and a warrant to purchase 400,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2015 to the Company’s then President.

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

On February 20, 2013, the Company sold 633,597 shares of common stock to eleven investors for $950,400.

On March 12, 2013, the Company sold 117,371 shares of common stock to an investor for $250,000.

NOTE 5 – COMMON STOCK (CONTINUED):

On March 25, 2013, the Company sold (i) 234,742 shares of common stock to an investor for $500,000; (ii) 16,666 shares to an investor for $25,000; and  (iii) 590,500 shares of common stock to three investors at par and a warrant to purchase 400,000 shares of common stock, exercisable at an exercise price of $5.00 per share expiring on December 31, 2015 to one of the investors.

NOTE 6  -  PREFERRED STOCK:

The Company is authorized to issue ten million (10,000,000) shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 7  -  WARRANTS:

Warrant activity is as follows:

	Warrants outstanding	Weighted average exercise price	Weighted average remaining life

Balance, January 1, 2013	50,000	$5.00	3.75
Granted	900,000	$5.00	2.83
Exercised	-	-	-
Cancelled	-	-	-
Balance, March 31, 2013 (fully vested)	950,000	$5.00	2.88

On January 31, 2013, the Company issued warrants for 100,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2016 and a warrant for 400,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 31, 2015. The warrants were outstanding at March 31, 2013.

On March 25, 2013, the Company issued a warrant for 400,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 19, 2015. The warrant was outstanding at March 31, 2013.

NOTE 8  -  STOCK BASED COMPENSATION:

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant date fair values of the employee stock options for the periods presented were calculated using the Black-Scholes valuation model, based on the following assumptions:

Three months ended March 31,
2013
Expected volatility	56%
Risk-free interest rate	0.4%-0.6%
Expected term (in years)	3 - 4
Expected dividend rate	0%

During the three months ended March 31, 2013 and 2012, stock-based compensation expense, reported as General and Administrative Expense, was $185,615 and $0 respectively.

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

NOTE 9  -  RELATED PARTY TRANSACTIONS (CONTINUED):

Accounts payable includes $1,260,790 due to RGM under the Agreement. These amounts together with prior payments are disputed. For the three months ended March 31, 2013, the Company incurred $1,428,119 of research and development expenses with RGM, all of which has been charged to operations.

On April 8, 2013, the Company, through MIS, notified RGM of its intention to terminate the Agreement, subject to certain legal formalities. On the same date, RGM provided the Company, through MIS, a notice of immediate termination of the Agreement for cause.

Loans Due to Affiliated Entities:

Loan payable to affiliate ($1,632,349) and loan payable to stockholder ($34,738) represent amounts due to AVRA Surgical, Inc., and Granite Investor Group, Inc. respectively, each company majority owned by two of the Company’s officers and directors. The amounts represent advances to the Company to fund initial research and development expenses incurred under the Agreement between MIS and RGM. These amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

One of the Company’s directors is also a partner of the legal firm used for much of the Company’s legal services.  For the three months ended March 31, 2013, legal fees incurred with the firm totaled $331,805.  As of March 31, 2013, such fees have not been paid and are reflected on the consolidated balance sheet as accounts payable.

 Employment Agreements:

The Company entered into separate individual employment agreements with the CEO and CSTO, each with a term of five (5) years ending on August 1, 2017 and an annual base salary of approximately $390,000. In addition, the Company will pay pension and other benefits as well as reimbursement of business expenses.

Effective February 8, 2013 the CEO resigned from his position and was appointed Senior Vice President for Marketing with his employment agreement remaining otherwise in full force and effect and a new CEO was appointed. On March 1, 2013, the CSTO terminated his employment agreement with the Company and resigned as an officer. On March 29, 2013, the CEO was appointed President of the Company in addition to his CEO role. On April 19, 2013, the Company served a complaint in a case filed in New York State court against its former CSTO.  The complaint alleges that the former CSTO breached his duty of loyalty to the Company by attempting to misappropriate its business and business opportunities and seeks monetary damages, interest and costs from him.

NOTE 10   -  LEASE COMMITMENT:

MIS leases its office premises in Seefeld, Germany from a company owned by the former CSTO under a three-year agreement commencing August 1, 2012 at a monthly rate of approximately $3,000, plus 19% V.A.T. The Company is liable for maintenance, insurance and taxes. The lease may be extended for one year. Rent expense for the three months ended March 31, 2013 was approximately $9,400.

The Company occupies its New York Offices, without cost, from the law firm of which the Secretary and Treasurer is a partner. The Company estimates the value to be immaterial.

NOTE 11  -  INCOME TAXES:

At March 31, 2013, the Company had available approximately $5,340,000 of net operating loss carry-forwards for U.S. income tax purposes which expire through 2032. In addition, MIS has German net operating loss carry forwards of approximately $4,452,000, with no expiration date.

The Company’s deferred tax assets at March 31, 2013 and 2012, based on net operating loss carry forwards, are approximately $3,330,000 and $55,000, respectively, with a valuation allowance in the same amount.

NOTE 11  -  INCOME TAXES (CONTINUED):

Actual income tax/(benefit) differs from the expected tax /(benefit) computed by applying the U.S federal corporate rate of 34% to income/(loss) before income taxes as follows:

	For the quarters ended
	March 31,
	2013	2012

Computed expected tax benefit	$(846,000)	$(5,000)
Change in valuation allowance	846,000	5,000

	$-0-	$-0-

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carry forwards as valuation allowances have been established for any such benefits.  The increase in the valuation allowance was the result of increases in the net operating losses discussed above.  Therefore, the Company’s provision for income taxes is $0 for the quarters ended March 31, 2013 and 2012.

At March 31, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.  The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  At March 31, 2013 and 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

Overview

We are a development stage company and have not earned any revenues from operations to date. It is unlikely that we will have any revenues unless and until our products are ready for commercial manufacturing and have received regulatory approval in the markets where they will be sold. Since inception, the Company has relied primarily on sales of our securities to fund our operations. The Company has never been profitable and cannot be assured that we will be profitable in the future. From inception through March 31, 2013, our loss from operations totaled $9,790,221 and our net loss for the three months ended March 31, 2013 totaled $2,487,934.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential by devoting our efforts to designing, developing and manufacturing surgical robotic systems.  In order to attain this goal, we, through our 80% owned subsidiary, MIS, entered into the Development Agreement with RGM, an engineering company. On April 8, 2013, the Company, through MIS, notified RGM of its intention to terminate the Development Agreement with immediate effect, subject to certain legal formalities. On the same date, RGM provided the Company, through MIS, a notice of immediate termination of the Development Agreement for cause. The Company intends to continue the product development using another engineering company unless the dispute is resolved.

The Company expects to continue to require substantial funds for research and development, to continue to develop our MIS system. The Company plans to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into development partnerships to assist us with our technology development activities. We may also consider selling certain assets or entering into a transaction such as a merger with a business complimentary to ours.

During the three months ended March 31, 2013, the Company has raised an aggregate of $1,725,400 in connection with the closing of private placement offerings of the Company’s common stock and warrants. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Liquidity and Capital Resources

As of March 31, 2013, the Company had $540,850 in cash and a stockholders’ deficiency of $3,046,437. This compares with $0 cash and a stockholders’ deficiency of $24,240 as of March 31, 2012. The Company had liabilities that totaled $4,232,069 as of March 31, 2013, comprised of $2,564,982 in accounts payable and accrued expenses and $1,667,087 in a loan payable to affiliates and stockholders. This compares to the Company’s total liabilities of $24,240 as of March 31, 2012, comprised of accounts payable and accrued expenses and a loan payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company raised $1,725,400 in equity capital during the three months ended March 31, 2013 through a series of private placements. The Company is dependent on its ability to continue to raise equity capital. On February 12, 2013, the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC to register shares in order to raise up to $17,000,000 (net of $15,150,000 after expenses). There is no guarantee that the proposed sale of shares under the Registration Statement will be successful and if not successful, the Company will need to seek other avenues for the necessary capital to continue its development program.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2013 and 2012 and for the period from August 29, 2006 (Inception) through March 31, 2013:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	For the Cumulative Period from August 29, 2006 (Inception) to March 31, 2013

Net Cash (Used in) Operating Activities	$(1,666,105)	$(10,932)	$(4,236,810)
Net Cash (Used in) Investing Activities	$(79,119)	-	$(431,323)
Net Cash Provided by Financing Activities	$1869,969	$10,932	$5,259,797
Effect of Exchange Rate Changes on Cash	$(9,540)	-	$(50,814)
Net Increase (Decrease) in Cash	$134,285	-	$540,850

The increase since the three months ended March 31, 2012 in cash available is a result of an increase in sales of the Company’s securities in order to fund the Company’s operations. The increase in accounts payable and accrued expenses in the three months ended March 31, 2013 is a result of the Company changing its business purpose and beginning operations.

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

Results of Operations

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

We have not conducted any active operations since inception except hiring our initial employees, entering into the Development Agreement and commencing its implementation through our 80% owned subsidiary MIS including building prototypes and manufacturing key components. We have generated no revenue since inception on August 29, 2006. It is unlikely we will generate any revenue until our products are developed and have been approved for sale. The Company’s plan of operation for the next twelve months shall be to continue its efforts to design, develop and manufacture surgical robotic systems.

For the three months ended March 31, 2013, we had a net loss of $2,487,934 consisting of research and development expenses of $1,428,119, incurred primarily through the Development Agreement and general and administrative expenses consisting of compensation, of which $185,615 is stock based, legal expenses for the formation of the Company and for the work on the Registration Statement, along with various other travel and occupancy items.

For the three months ended March 31, 2012, we had a net loss of $13,932, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports and general, administrative, and interest expenses.

For the cumulative period from August 29, 2006 (Inception) to March 31, 2013, we had a net loss of $9,790,221 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of our Registration Statement on Form 10-SB in November 2006 and the Registration Statement, the preparation and filing of our periodic reports, and general, administrative, and interest expenses.

Critical Accounting Policies

For a summary of our critical accounting policies, please see Note 3 to our financial statements, which are included in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 3 to our financial statements, which are included in this report.

Off-Balance Sheet Arrangements

As of May 15, 2013, we did not have any off-balance sheet arrangements.

Trends, Events and Uncertainties

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

1)	completion of our surgical robotic products ready for manufacturing;
2)	regulatory approval of our products in the markets where we desire to sell them;
3)	market acceptance of our products by surgeons and patients in the markets where we desire to sell them;
4)	our ability to efficiently manufacture, market and distribute our products;
5)	our ability to sell our products at competitive prices which are profitable;
6)	the willingness of surgeons to learn to use our products; and
7)	the willingness of insurers and national health plans to reimburse patients for robotic surgeries at prices which are profitable.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s management including the Chief Executive Officer, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2013.

This quarterly report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 19, 2013, the Company served a complaint in a case filed in New York state court against Mr. Bernd Gombert, its former CSTO and Executive Vice President.  The complaint alleges that Mr. Gombert breached his duty of loyalty to the Company by attempting to misappropriate its business and business opportunities and seeks monetary damages, interest and costs.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2013, the Company issued and sold an aggregate of 350,000 shares of common stock and issued (1) warrants for 100,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2016 (the “2016 Warrant”) and (2) warrants to purchase 400,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2015 (the “2015 Warrants”) to three accredited investors, including Dr. Sudhir Srivastava, our former President, at a per share price equal to $0.0001 for aggregate gross proceeds of $35.00 pursuant to the terms and conditions of those certain  securities purchase agreements, dated January 31, 2013 (the “January Purchase Agreements”).

On February 20, 2013, the Company issued and sold an aggregate of 633,597 shares of common stock to eleven accredited investors at a price per share equal to $1.50 for aggregate gross proceeds of $950,400 pursuant to the terms and conditions of those certain Securities Purchase Agreements, dated February 20, 2013 (the “February Purchase Agreements”).

On March 12, 2013, the Company issued and sold an aggregate of 117,371 shares of common stock to an accredited investor at a price per share equal to $2.13 for aggregate gross proceeds of $250,000 pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated March 12, 2013 (the “March Purchase Agreement”).

On March 25, 2013, the Company issued and sold (i) an additional 590,500 shares of common stock to three accredited investors at a price per share equal to $0.0001 and a warrant to purchase 400,000 shares of common stock, exercisable at an exercise price of $5.00 per share and expiring on December 31, 2015, substantially in the form of the 2015 Warrants, to one of the investors pursuant to certain Securities Purchase Agreements dated as of March 25, 2013 (the “Subsequent Initial Offering Purchase Agreements”) for aggregate gross proceeds of approximately $59.05; (ii) an additional 16,666 to an accredited investor at a price per share equal to $1.50 pursuant to a certain Securities Purchase Agreement substantially in the form of the February Purchase Agreement for aggregate gross proceeds of approximately $25,000; and (iii) an additional 234,742 shares of common stock to an accredited investor at a price per share equal $2.13 pursuant to a certain Securities Purchase Agreement substantially in the form of the March Purchase Agreement for aggregate gross proceeds of approximately $500,000.

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

The terms of the 2016 Warrant, the 2015 Warrant, the January Purchase Agreement, the February Purchase Agreement, the March Purchase Agreement and the Subsequent Initial Offering Purchase Agreement described herein are intended to be a summary only and are qualified in their entirety by the terms and conditions of the 2016 Warrant, the 2015 Warrant, the January Purchase Agreement, the February Purchase Agreement, the March Purchase Agreement and the Subsequent Initial Offering Purchase Agreement filed as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, to this quarterly report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On March 1, 2013, the CSTO terminated his employment agreement with the Company and resigned as an officer.

On March 12, 2013, Dr. Sudhir Srivastava resigned from the office of President of the Company.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on August 3, 2012	8-K	3.1	08/07/2011

3.2	Certificate of Incorporation	10-SB		11/22/2006

3.3	Bylaws	10-SB		11/22/2006

10.1	Form of 2016 Warrant, dated January 31, 2013*

10.2	Form of 2015 Warrant, dated January 31, 2013	8-K	10.2	01/07/2013

10.3	Form of January Purchase Agreement, dated January 31, 2013	8-K	10.1	01/07/2013

10.4	Form of February Purchase Agreement, dated February 20, 2013	10-K	10.10	04/01/2013

10.5	Form of March Purchase Agreement, dated March 12, 2013*

10.6	Form of Subsequent Initial Purchase Agreement, dated March 25, 2013	8-K	10.3	01/07/2013

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012

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

AVRA SURGICAL ROBOTICS, INC.

Dated: May 15, 2013	By:	/s/ Barry F. Cohen
Barry F. Cohen
Chief Executive Officer, President and Director Principal Executive Officer

Dated: May 15, 2013	By:	/s/ A. Christian Schauer
A. Christian Schauer Chief Financial Officer Principal Financial Officer