Form 10-Q
period 2013-06-30
AVRA Surgical Robotics, Inc.
filed 2013-08-15
CIK 1377040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,558,511 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2013.

AVRA SURGICAL ROBOTICS, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements:

	Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	3

	Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012, and for the Period from August 29, 2006 (Inception) through June 30, 2013	4

	Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012, and for the Period from August 29, 2006 (Inception) through June 30, 2013	5

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through June 30, 2013 (Unaudited)	6

	Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012 and for the Period August 29, 2006 (Inception) through June 30, 2013	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	Unaudited

Assets
Current Assets
Cash	$144,754	$406,565
Prepaid expenses	141,813	10,000
VAT refund receivable	117,368	94,551
Total Current Assets	403,935	511,116

Property and Equipment
Machinery and equipment, net of accumulated depreciation of $48,322 and $10,637, respectively	161,995	190,249

Other Assets
Security deposit	10,493	10,493
Patents, net of accumulated amortization of $6,265 and $1,174,respectively	218,270	139,651
Total Other Assets	228,763	150,144

Total Assets	$794,693	$851,509

Liabilities and Stockholders' Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$3,378,504	$1,808,049
Loan payable - affiliate	1,172,349	$1,487,780
Loan payable - stockholder	34,738	34,832
Total Current Liabilities	4,585,591	3,330,661

Total Liabilities	4,585,591	3,330,661

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 40,516,011 and 38,479,238 shares, issued and outstanding, respectively	4,052	3,848
Additional paid-in capital	6,984,082	4,873,177
Deficit accumulated during the development stage	(9,774,036)	(6,730,018)
Accumulated other comprehensive (loss)	(55,563)	(48,283)

Controlling interest	(2,841,465)	(1,901,276)

Noncontrolling interests	(949,433)	(577,876)

Total Stockholders' Equity/(Deficiency)	(3,790,898)	(2,479,152)

Total Liabilities and Stockholders' Equity/(Deficiency)	$794,693	$851,509

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the	For the	For the	For the	For the Period August 29, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
Revenues	$-	$-	$-	$-	$-
Expenses:
Research and development	74,836	-	$1,502,955	-	4,200,247
General and administrative expenses	850,985	8,454	1,910,800	22,386	6,503,578
(Loss) before other income/expenses	(925,821)	(8,454)	(3,413,755)	(22,386)	(10,703,825)

Other (income)	-	-	-	-	(4,056)
Interest expense	-	-	-	-	16,273
(Loss)before (benefit) from income taxes	(925,821)	(8,454)	(3,413,755)	(22,386)	(10,716,042)
Benefit from income taxes	-	-	-	-	-
Net (Loss)	$(925,821)	$(8,454)	$(3,413,755)	$(22,386)	(10,716,042)
Less: Net (loss) attributable to noncontrolling interests	(51,692)	-	(369,737)	-	(942,006)
Net (Loss) Attributable to AVRA Surgical Robotics, Inc.	$(874,129)	$(8,454)	$(3,044,018)	$(22,386)	$(9,774,036)
Basic and Diluted (Loss) Per Share	$(0.02)	$(0.00)	$(0.08)	$(0.01)

Weighted Average Number of Common Shares Outstanding	40,470,610	2,500,000	39,781,998	2,500,000

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	For the	For the	For the	For the	For the Period August 29, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Net (loss)	$(925,821)	$(8,454)	$(3,413,755)	$(22,386)	$(10,716,042)

Foreign currency translation adjustments	(18,640)	-	(9,100)	-	(69,454)

Comprehensive (loss)	(944,461)	(8,454)	(3,422,855)	(22,386)	(10,785,496)

Less: comprehensive (loss) attributable to noncontrolling interests	(55,420)	-	(371,557)	-	(955,897)

Comprehensive (loss) attributable to AVRA Surgical Robotics, Inc.	$(889,041)	$(8,454)	$(3,051,298)	$(22,386)	$(9,829,599)

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY/(DEFICIENCY)
For the Period August 29, 2006 (Inception) Through June 30, 2013

	Common Stock		Subscription	Additional Paid-In	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Noncontrolling	Total Equity/
	Shares	Amount	Receivable	Capital	Stage	(Loss)	Interests	(Deficiency)

August 29, 2006 - common stock subscription	2,500,000	$250	$(250)	$-	$-	$-	$-	$-
August 31, 2006 – contributed capital	-	-	250	29,750	-	-	-	30,000
Net (Loss)	-	-	-	-	(28,511)	-	-	(28,511)

Balance at December 31, 2006	2,500,000	250	-	29,750	(28,511)	-	-	1,489
Net (Loss)	-	-	-	-	(34,932)	-	-	(34,932)

Balance at December 31, 2007	2,500,000	250	-	29,750	(63,443)	-	-	(33,443)
Net (Loss)	-	-	-	-	(30,801)	-	-	(30,801)

Balance at December 31, 2008	2,500,000	250	-	29,750	(94,244)	-	-	(64,244)
Net (Loss)	-	-	-	-	(29,912)	-	-	(29,912)

Balance at December 31, 2009	2,500,000	250	-	29,750	(124,156)	-	-	(94,156)
Net (Loss)	-	-	-	-	(30,732)	-	-	(30,732)

Balance at December 31, 2010	2,500,000	250	-	29,750	(154,888)	-	-	(124,888)
September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	143,683	-	-	-	143,683

September 16, 2011-Sale of Common Stock	2,500,000	250	-	24,750	-	-	-	25,000
September 16, 2011-Purchase of Common Stock	(2,500,000)	(250)	-	(24,750)	-	-	-	(25,000)
Net (loss)	-	-	-	-	(29,103)	-	-	(29,103)

Balance at December 31, 2011	2,500,000	250	-	173,433	(183,991)	-	-	(10,308)
Common stock issuance - founders	33,419,254	3,342	-	-	-	-	-	3,342
Sale of stock in subsidiary to related parties	-	-	-	-	-	-	6,464	6,464
Stock based compensation - employees	2,000,000	200		2,999,800				3,000,000
Common stock issuance - cash	559,984	56	-	1,699,944	-	-	-	1,700,000
Net (loss)	-	-	-	-	(6,546,027)	-	(572,269)	(7,118,296)
Foreign Currency Translation	-	-	-	-	-	(48,283)	(12,071)	(60,354)

Balance at December 31,2012	38,479,238	3,848	-	4,873,177	(6,730,018)	(48,283)	(577,876)	(2,479,152)

Common stock issuance - cash	1,096,273	110	-	1,925,290	-	-	-	1,925,400
Common stock issuance - founders	940,500	94	-	-	-	-	-	94
Stock based compensation	-	-	-	185,615	-	-	-	185,615
Net (loss)	-	-	-	-	(3,044,018)		(369,737)	(3,413,755)
Foreign Currency Translation	-	-	-	-	-	(7,280)	(1,820)	(9,100)

Balance at June 30, 2013	40,516,011	$4,052	-	$6,984,082	$(9,774,036)	$(55,563)	$(949,433)	$(3,790,898)

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the	For the Period August 29, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2013	June 30, 2012	June 30, 2013
Cash Flows from Operating Activities
Net (loss)	$(3,413,755)	$(22,386)	$(10,716,042)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock based compensation expense	185,615	-	3,185,615
Depreciation	37,685	-	48,322
Amortization	5,091	-	6,265
Changes in operating assets and liabilities:
Increase in prepaid expenses	(131,813)	-	(141,813)
(Increase) in VAT refund receivable	(22,817)	-	(117,368)
Increase in accounts payable and accrued expenses	1,570,455	3,000	3,378,504
Increase in accrued interest payable	-	-	16,273

Net cash (used in) operating activities	(1,769,539)	(19,386)	(4,340,244)

Cash Flows from Investing Activities
Purchase of Machinery and Equipment	(9,431)	-	(210,317)
Security deposits	-	-	(10,493)
Patent costs incurred	(83,710)	-	(224,535)

Net cash (used in) investing activities	(93,141)	-	(445,345)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the company	-	-	7,500
Proceeds from issuance of common stock	1,925,400	-	3,681,492
Proceeds from sale of shares in subsidiary	-	-	6,464
Redemption of common stock	-	-	(25,000)
Proceeds (repayments) affiliate loans	(315,431)		1,172,349
Proceeds from stockholder loans	-	19,386	156,992

Net cash provided by financing activities	1,609,969	19,386	4,999,797
			-
Effect of exchange rate changes on cash	(9,100)		(69,454)

Net (decrease) increase in cash	(261,811)	-	144,754

Cash at beginning of period	406,565	-	-

Cash at end of period	$144,754	$-	$144,754

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Financing Activities:
Conversion of loan payable - stockholder to common stock	$94	$-	$2,344
Conversion of loans payable - stockholders and related accrued interest to additional paid-in capital	-	-	136,183
Conversion of loans payable - related party to additional paid-in capital	-	-	7,500

	$94	$-	$146,027

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2013

NOTE 1 - ORGANIZATION AND BUSINESS:

AVRA Surgical Robotics, Inc. ("AVRA Robotics" or the "Company"), including its 80% owned subsidiary MIS-Robotics GmbH (“MIS”), is a Development Stage Company. As of June 30, 2013, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to the design and development of commercially viable surgical robotic systems. All losses accumulated since incorporation on August 29, 2006 have been considered as part of the Company's development stage activities.

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

Loss per Common Share:
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of June 30, 2013, common stock equivalents consisted of warrants convertible into 950,000 shares of common stock.

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
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash is held in demand accounts at large financial institutions (of which $115,526 was held in a German bank). On occasion, deposits are in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

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

NOTE 4 - GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of $10,716,042 and has a stockholders’ deficiency of $3,790,898 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sale of stock, receive additional loans from its affiliate, and ultimately, income from operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 5 - COMMON STOCK:

The Company is authorized to issue 100,000,000 shares of common stock. On August 29, 2006 the Company sold 2,500,000 shares of common stock to two investors for $250, which was paid on August 31, 2006.

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

On May 15, 2013, the Company sold 93,897 shares of common stock to an investor for $200,000.

On July 3, 2013, the Company issued 42,500 shares of common stock for consulting services to be provided over an eighteen month period ending December 31, 2014.

NOTE 6  -  PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 7  -  WARRANTS:

Warrant activity is as follows:

	Warrants outstanding	Weighted average exercise price	Weighted average remaining life

Balance, January 1, 2013	50,000	$5.00	3.97
Granted	900,000	$5.00	2.58
Exercised	-	-	-
Cancelled	-	-	-
Balance, June 30, 2013 (fully vested)	950,000	$5.00	2.63

On January 31, 2013, the Company issued warrants for 100,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2016 and a warrant for 400,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 31, 2015. The warrants were outstanding at June 30, 2013.

On March 25, 2013, the Company issued a warrant for 400,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 19, 2015. The warrant was outstanding at June 30, 2013.

On July 3, 2013, the Company issued a warrant for 150,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 31, 2015, for consulting services to be provided over an eighteen month period ending December 31, 2014.

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

Six months ended June 30,
2013
Expected volatility	56%
Risk-free interest rate	0.4%-0.6%
Expected term (in years)	3 - 4
Expected dividend rate	0%

During the six months ended June 30, 2013 and 2012, stock-based compensation expense, reported as General and Administrative Expense, was $185,615 and $0 respectively.

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

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED):

Accounts payable includes $1,340,720 due to RGM under the Agreement. These amounts together with prior payments are disputed. For the six months ended June 30, 2013, the Company incurred $1,502,955 of research and development expenses with RGM, all of which has been charged to operations.

On April 8, 2013, the Company, through MIS, notified RGM of its intention to terminate the Agreement, subject to certain legal formalities. On the same date, RGM provided the Company, through MIS, a notice of immediate termination of the Agreement for cause.

The Company has decided that its future is better served by discontinuing product development through MIS and is in active negotiations to sell all or part of our interest in MIS. As a result of that decision, the Company is in negotiations with existing scientific and engineering organizations with experience in all aspects of medical robotics to continue development of our products.

Loans Due to Affiliated Entities:

Loan payable affiliate ($1,172,349) and loan payable stockholder ($34,738) represent amounts due to AVRA Surgical, Inc., and Granite Investor Group, Inc. respectively, each company majority owned by two of the Company’s officers and directors. The amounts represent advances to the Company to fund initial research and development expenses incurred under the Agreement between MIS and RGM. These amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

One of the Company’s directors is also a partner of the legal firm used for much of the Company’s legal services.  For the six months ended June 30, 2013, legal fees incurred with the firm totaled $557,612.  As of June 30, 2013, such fees have not been paid and are reflected on the consolidated balance sheet as accounts payable.

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

On May 6, 2013, at a shareholders’ meeting of MIS, 90% of the shares voted to remove the former CSTO as a Managing Director of MIS.

On May 17, 2013, the former CSTO filed a suit in Munich, Germany against MIS, claiming that the 90% vote of shareholders to remove him as a Managing Director was not effective.

NOTE 10   -  LEASE COMMITMENT:

MIS leases its office premises in Seefeld, Germany from a company owned by the former CSTO under a three-year agreement commencing August 1, 2012 at a monthly rate of approximately $3,000, plus 19% V.A.T. The Company is liable for maintenance, insurance and taxes. The lease may be extended for one year. Rent expense for the six months ended June 30, 2013 was approximately $18,680.

The Company occupies its New York Offices, without cost, from the law firm of which the Secretary and Treasurer is a partner. The Company estimates the value to be immaterial.

NOTE 11 - INCOME TAXES:

At June 30, 2013, the Company had available approximately $6,006,000 of net operating loss carry-forwards for U.S. income tax purposes which expire through 2032. In addition, MIS has German net operating loss carry forwards of approximately $4,710,000, with no expiration date.

The Company’s deferred tax assets at June 30, 2013 and 2012, based on net operating loss carry forwards, are approximately $3,640,000 and $64,000, respectively, with a valuation allowance in the same amount.

NOTE 11 - INCOME TAXES (CONTINUED):

Actual income tax/(benefit) differs from the expected tax /(benefit) computed by applying the U.S federal corporate rate of 34% to income/(loss) before income taxes as follows:

	For the six months ended
	June 30,
	2013	2012

Computed expected tax benefit	$(1,220,000)	$(9,000)
Change in valuation allowance	1,220,000	9,000

	$-0-	$-0-

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carry forwards as valuation allowances have been established for any such benefits.  The increase in the valuation allowance was the result of increases in the net operating losses discussed above.  Therefore, the Company’s provision for income taxes is $0 for the six months ended June 30, 2013 and 2012.

At June 30, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.  The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  At June 30, 2013 and 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

Overview

We are a development stage company and have not earned any revenues from operations to date. It is unlikely that we will have any revenues unless and until our products are ready for commercial manufacturing and have received regulatory approval in the markets where they will be sold. Since inception, the Company has relied primarily on sales of its securities to fund our operations. The Company has never been profitable and cannot be assured that it will be profitable in the future. From inception through June 30, 2013, the loss from operations totaled $10,716,042 and the loss for the six months ended June 30, 2013 totaled $3,413,755.

We intend to market the AVRA medical robotic system for surgery and other medical procedures (ASRS), which will perform minimally invasive surgical procedures. Based on the circumstances noted in the Company’s previous filings, we have decided that the Company’s future is better served by discontinuing product  development through our currently 80% owned subsidiary, MIS-Robotics GmbH, a German corporation (“MIS-Robotics”) and we are in active negotiations to sell all or part of our interest therein. As a result of that decision, we are in negotiations to continue development of ASRS products with an existing scientific and engineering organization with experience in all aspects of medical robotics for development of products to perform specific procedures with the intention of delivering an operating ASRS component to a medical center for testing in the near future. There are no assurances that we will be able to consummate a relationship with this engineering organization or any other engineering organization. If negotiations with this organization are not successful, and the Company is not able to finalize a relationship with this organization or another scientific and engineering organization to continue the development of the ASRS products in order to initiate testing, we may not be able to achieve the objectives of our business plan as expected and may have to cease operations.  If we are not able to develop our products, our shares of common stock may become worthless and you might lose your entire investment.

While our system is expected to be procedurally competitive with broad multi-application systems, we will focus on defined procedures in orthopedics, neurosurgery, diagnosis (ultrasound, biopsy, skin scanning), therapy and medical activities, such as seeding, cryo-therapy and High Intensity Focused Ultrasound, many of which may be performed with a single robotic arm, a use our proposed modular configuration is expected to be tailored to, with its design, size and cost comparing favorably to existing systems. We believe that elements of our products will qualify for patent protection and we will file patent applications in jurisdictions in which we intend to distribute as development of our products proceeds.

The Company expects to require substantial funds for research and development for the ASRS. The Company plans to meet our operating cash flow requirements by raising additional funds from the sale of our securities and, whenever possible, by entering into development partnerships to assist us with our technology development activities. We may also consider selling certain assets or entering into a transaction such as a merger with a business complimentary to ours.

During the six months ended June 30, 2013, the Company raised $1,925,400 through financing activities. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Liquidity and Capital Resources

As of June 30, 2013, the Company had $144,754 in cash and a stockholders’ deficiency of $3,790,898. This compares with $0 cash and a stockholders’ deficiency of $32,694 as of June 30, 2012. The Company had liabilities that totaled $4,585,591 as of June 30, 2013, comprised of $3,378,504 in accounts payable and accrued expenses and $1,207,087 in a loan payable to affiliates and stockholders. This compares to the Company’s total liabilities of $32,694 as of June 30, 2012, comprised of accounts payable and accrued expenses and a loan payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company raised $1,925,400 in equity capital during the six months ended June 30, 2013. The Company is dependent on its ability to raise equity capital. On February 12, 2013, the Company filed a Registration Statement on Form S-1, as amended by a pre-effective amendment filed with the SEC on July 26, 2013 (the “Registration Statement”) with the SEC to register shares in order to raise up to $17,000,000 (net of $15,150,000 after expenses). There is no guarantee that the proposed sale of shares under the Registration Statement will be successful and if not successful, the Company will need to seek other avenues for the necessary capital to continue its development program.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2013 and 2012 and for the period from August 29, 2006 (Inception) through June 30, 2013:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	For the Cumulative Period from August 29, 2006 (Inception) to June 30, 2013

Net Cash (Used in) Operating Activities	$(1,771,150)	$(19,386)	$(4,341,855)
Net Cash (Used in) Investing Activities	$(91,530)	-	$(443,734)
Net Cash Provided by Financing Activities	$1,609,969	$19,386	$4,999,797
Effect of Exchange Rate Changes on Cash	$(9,100)	-	$(69,454)
Net Increase (Decrease) in Cash	$(261,811)	-	$144,754

The decrease since the six months ended June 30, 2012 in cash available is a result of the commencement of research and development activities and general and administrative expenses. The increase in accounts payable and accrued expenses in the six months ended June 30, 2013 is a result of the Company changing its business purpose and beginning operations.

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

Results of Operations

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

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

For the six months ended June 30, 2013, we had a net loss of $3,413,755 consisting of research and development expenses of $1,502,955 and general and administrative expenses of $1,910,800 of which $185,615 is stock based compensation, legal expenses for the formation of the Company and for the work on the Registration Statement, along with various other travel and occupancy items.

For the six months ended June 30, 2012, we had a net loss of $22,386, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports and general, administrative, and interest expenses.

For the cumulative period from August 29, 2006 (Inception) to June 30, 2013, we had a net loss of $10,716,042 comprised of research and development expenses, legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of our Registration Statement on Form 10-SB in November 2006 and the Registration Statement, the preparation and filing of our periodic reports, and general, administrative, and interest expenses.

Critical Accounting Policies

For a summary of our critical accounting policies, please see Note 3 to our financial statements, which are included in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 3 to our financial statements, which are included in this report.

Off-Balance Sheet Arrangements

As of August 12, 2013, we did not have any off-balance sheet arrangements.

Trends, Events and Uncertainties

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

1)	completion of our surgical robotic products ready for manufacturing;
2)	regulatory approval of our products in the markets where we desire to sell them;
3)	market acceptance of our products by surgeons and patients in the markets where we desire to sell them;
4)	our ability to efficiently manufacture, market and distribute our products;
5)	our ability to sell our products at competitive prices which are profitable;
6)	the willingness of surgeons to learn to use our products;
7)	the willingness of insurers and national health plans to reimburse patients for robotic surgeries at prices which are profitable; and
8)	the successful negotiation of a research and development agreement.

To the extent we are unable to succeed in accomplishing (1) through (8), our sales could be lower than expected and our ability to generate income from operations impaired.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 19, 2013, the Company served a complaint in a case filed in New York state court against Mr. Bernd Gombert, its former Chief Scientist and Technical Officer and Executive Vice President.  The complaint alleges that Mr. Gombert breached his duty of loyalty to the Company by attempting to misappropriate its business and business opportunities and seeks monetary damages, interest and costs.  On May 17, 2013, Mr. Gombert filed a suit in Munich, Germany against the Company’s subsidiary MIS-Robotics, claiming that the 90% vote of shareholders to remove Mr. Gombert as a Managing Director was not effective.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 3, 2013, the Company issued an aggregate of 42,500 shares of common stock and issued a warrant for 150,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 31, 2015 (the “Warrant”), to an accredited investor at a price per share equal to $2.13 in consideration of services to the Company pursuant to the terms and conditions of that certain Letter Agreement, dated June 26, 2013 (the “Letter Agreement”).

On July 26, 2013, the Company issued a warrant to purchase up to 62,500 shares of common stock with an exercise price of $2.13 per share and expiring on December 31, 2017 (the “July Warrant”) to an employee in consideration of services provided to the company as Internet Communications Manager pursuant to the terms and conditions of that certain warrant purchase agreement, dated July 26, 2013 (the “WPA”).

No brokers or finders were used and no commissions or other fees have been paid by the Company in connection with the sale of securities described above. The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and the rules promulgated thereunder. Each of the above-referenced investors represented to us, as applicable, in connection with their investment that they were acquiring the shares for investment and not for distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. The sales of the foregoing securities were made without any form of general solicitation or advertising and all of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

The terms of the Letter Agreement, the July Warrant and the WPA described herein are intended to be a summary only and are qualified in their entirety by the terms and conditions of the Letter Agreement, the July Warrant and the WPA filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this quarterly report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On July 3, 2013, the Company issued an aggregate of 42,500 shares of common stock to an accredited investor at a price per share equal to $2.13 in consideration of services to the company pursuant to the terms and conditions of that certain Letter Agreement, dated May 31, 2013 (the “Letter Agreements).

On July 26, 2013, the Company issued a warrant to purchase up to 62,500 shares of common stock with an exercise price of $2.13 per share and expiring on December 31, 2017 (the “July Warrant”) to an employee in consideration of services provided to the company as Internet Communications Manager pursuant to the terms and conditions of that certain  warrant purchase agreement, dated July 26, 2013 (the “WPA”).

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on August 3, 2012	8-K	3.1	08/07/2011

3.2	Certificate of Incorporation	10-SB		11/22/2006

3.3	Bylaws	10-SB		11/22/2006

10.1	Letter Agreement, dated June 26, 2013*

10.2	Form of Warrant, dated July 3, 2013*

10.3	Form of July Warrant, dated July 26, 2013*

10.4	Form of WPA, dated July 26, 2013*

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

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

AVRA SURGICAL ROBOTICS, INC.

Dated: August 14, 2013	By:	/s/ Barry F. Cohen
Barry F. Cohen
Chief Executive Officer, President and Director Principal Executive Officer

Dated: August 14, 2013	By:	/s/ A. Christian Schauer
A. Christian Schauer Chief Financial Officer Principal Financial Officer