Form 10-Q
period 2013-09-30
AVRA Surgical Robotics, Inc.
filed 2013-11-14
CIK 1377040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

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

(Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,675,486 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2013.

AVRA SURGICAL ROBOTICS, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements:

	Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from August 29, 2006 (Inception) through September 30, 2013	4

	Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012, and for the Period from August 29, 2006 (Inception) through September 30, 2013	5

	Statement of Stockholders’ Equity/(Deficiency) for the Period August 29, 2006 (Inception) through September 30, 2013 (Unaudited)	6

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012 and for the Period August 29, 2006 (Inception) through September 30, 2013	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash	$220,636	$406,565
Prepaid expenses and other current assets	147,404	10,000
VAT refund receivable	121,996	94,551
Total Current Assets	490,036	511,116

Property and Equipment
Machinery and equipment, net of accumulated depreciation of $61,004 and $10,637, respectively	149,313	190,249

Other Assets
Security deposit	-	10,493
Patents, net of accumulated amortization of $10,247 and $1,174, respectively	214,288	139,651
Total Other Assets	214,288	150,144

Total Assets	$853,637	$851,509

Liabilities and Stockholders' Equity/(Deficiency)
Current Liabilities
Accounts payable and accrued expenses	$3,876,184	$1,808,049
Loan payable - affiliate	1,064,249	$1,487,780
Loan payable - stockholder	34,738	34,832
Total Current Liabilities	4,975,171	3,330,661

Total Liabilities	4,975,171	3,330,661

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
40,656,893 and 38,479,238 shares issued and outstanding, respectively	4,065	3,848
Additional paid-in capital	7,383,906	4,873,177
Deficit accumulated during the development stage	(10,434,871)	(6,730,018)
Accumulated other comprehensive (loss)	(84,184)	(48,283)

Controlling interest	(3,131,084)	(1,901,276)

Non-controlling interests	(990,450)	(577,876)

Total Stockholders' Equity/(Deficiency)	(4,121,534)	(2,479,152)

Total Liabilities and Stockholders' Equity/(Deficiency)	$853,637	$851,509

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period August 29, 2006 (Inception) Through September 30, 2013
Revenues	$-	$-	$-	$-	$-
Expenses:
Research and development	9,791	1,516,050	1,512,746	1,516,050	4,210,038
General and administrative expenses	684,906	224,522	2,595,706	246,908	7,188,484
(Loss) before other income/expenses	(694,697)	(1,740,572)	(4,108,452)	(1,762,958)	(11,398,522)

Other (income)	-	-	-	-	(4,056)
Interest expense	-	-	-	-	16,273
(Loss)before (benefit) from income taxes	(694,697)	(1,740,572)	(4,108,452)	(1,762,958)	(11,410,739)
Benefit from income taxes	-	-	-	-	-
Net (Loss)	$(694,697)	$(1,740,572)	$(4,108,452)	$(1,762,958)	$(11,410,739)
Less: Net (loss) attributable to non controlling interests	(33,862)	(306,093)	(403,599)	(306,093)	(975,868)
Net (Loss) Attributable to AVRA Surgical Robotics, Inc.	$(660,835)	$(1,434,479)	$(3,704,853)	$(1,456,865)	$(10,434,871)
Basic and Diluted (Loss) Per Share	$(0.02)	$(0.08)	$(0.09)	$(0.19)

Weighted Average Number of Common Shares Outstanding	40,591,037	18,050,680	40,054,641	7,721,396

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period August 29, 2006 (Inception) Through September 30, 2013

Net (loss)	$(694,697)	$(1,740,572)	$(4,108,452)	$(1,762,958)	$(11,410,739)

Foreign currency translation adjustments	(35,776)	(146)	(44,876)	(146)	(105,230)

Comprehensive (loss)	(730,473)	(1,740,718)	(4,153,328)	(1,763,104)	(11,515,969)

Less: comprehensive (loss) attributable to noncontrolling interests	(41,017)	(306,123)	(412,574)	(306,123)	(996,914)

Comprehensive (loss) attributable to AVRA Surgical Robotics, Inc.	$(689,456)	$(1,434,595)	$(3,740,754)	$(1,456,981)	$(10,519,055)

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC. and SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholder's Equity/(Deficiency)
For the Period August 29, 2006 (Inception) Through September 30, 2013

					Deficit
					Accumulated	Accumulated
				Additional	During the	Other
	Common Stock		Subscription	Paid-In	Development	Comprehensive	Noncontrolling	Total Equity/
	Shares	Amount	Receivable	Capital	Stage	(Loss)	Interests	(Deficiency)

August 29, 2006 - common stock subscription	2,500,000	$250	$(250)	$-	$-	$-	$-	$-
August 31, 2006 – contributed capital	-	-	250	29,750	-	-	-	30,000
Net (Loss)	-	-	-	-	(28,511)	-	-	(28,511)

Balance at December 31, 2006	2,500,000	250	-	29,750	(28,511)	-	-	1,489
Net (Loss)	-	-	-	-	(34,932)	-	-	(34,932)

Balance at December 31, 2007	2,500,000	250	-	29,750	(63,443)	-	-	(33,443)
Net (Loss)	-	-	-	-	(30,801)	-	-	(30,801)

Balance at December 31, 2008	2,500,000	250	-	29,750	(94,244)	-	-	(64,244)
Net (Loss)	-	-	-	-	(29,912)	-	-	(29,912)

Balance at December 31, 2009	2,500,000	250	-	29,750	(124,156)	-	-	(94,156)
Net (Loss)	-	-	-	-	(30,732)	-	-	(30,732)

Balance at December 31, 2010	2,500,000	250	-	29,750	(154,888)	-	-	(124,888)
September 16, 2011- Conversion of Loans Payable and Related Accrued Interest to Additional Paid-In Capital	-	-	-	143,683	-	-	-	143,683
September 16, 2011-Sale of Common Stock	2,500,000	250	-	24,750	-	-	-	25,000
September 16, 2011-Purchase of Common Stock	(2,500,000)	(250)	-	(24,750)	-	-	-	(25,000)
Net (loss)	-	-	-	-	(29,103)	-	-	(29,103)

Balance at December 31, 2011	2,500,000	250	-	173,433	(183,991)	-	-	(10,308)
Common stock issuance - founders	33,419,254	3,342	-	-	-	-	-	3,342
Sale of stock in subsidiary to related parties	-	-	-	-	-	-	6,464	6,464
Stock based compensation - employees	2,000,000	200	-	2,999,800	-	-	-	3,000,000
Common stock issuance - cash	559,984	56	-	1,699,944	-	-	-	1,700,000
Net (loss)	-	-	-	-	(6,546,027)	-	(572,269)	(7,118,296)
Foreign Currency Translation	-	-	-	-	-	(48,283)	(12,071)	(60,354)

Balance at December 31, 2012	38,479,238	3,848	-	4,873,177	(6,730,018)	(48,283)	(577,876)	(2,479,152)

Common stock issuance - cash	1,237,155	123	-	2,134,827	-	-	-	2,134,950
Common stock issuance - founders	940,500	94	-	-	-	-	-	94
Stock based compensation	-	-	-	375,902	-	-	-	375,902
Net (loss)	-	-	-	-	(3,704,853)	-	(403,599)	(4,108,452)
Foreign Currency Translation	-	-	-	-	-	(35,901)	(8,975)	(44,876)

Balance at September 30, 2013 (Unaudited)	40,656,893	$4,065	$-	$7,383,906	$(10,434,871)	$(84,184)	$(990,450)	$(4,121,534)

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Period August 29, 2006 (Inception) Through September 30, 2013
Cash Flows from Operating Activities
Net (loss)	$(4,108,452)	$(1,762,958)	$(11,410,739)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Stock based compensation	375,902	-	3,375,902
Depreciation	50,367	-	61,004
Amortization	9,073	-	10,247
Changes in operating assets and liabilities:
Increase in prepaid expenses	(137,404)	(20,000)	(147,404)
(Increase) in inventory		(144,782)
(Increase) in VAT refund receivable	(27,445)	(331,319)	(121,996)
Increase in accounts payable and accrued expenses	2,068,135	134,142	3,876,184
Increase in accrued interest payable	-	-	16,273

Net cash (used in) operating activities	(1,769,824)	(2,124,917)	(4,340,529)

Cash Flows from Investing Activities
Purchase of Machinery and Equipment	(9,431)	(82,953)	(210,317)
Security deposits	10,493	(11,046)	-
Patent costs	(83,710)	-	(224,535)

Net cash (used in) investing activities	(82,648)	(93,999)	(434,852)

Cash Flows from Financing Activities
Professional fees paid by related party on behalf of the company	-	-	7,500
Proceeds from issuance of common stock	2,134,950	1,002,250	3,891,042
Proceeds from sale of shares in subsidiary	-	6,464	6,464
Redemption of common stock	-	-	(25,000)
(Repayments of) Proceeds from affiliate loans	(423,531)	1,428,756	1,064,249
Proceeds from stockholder loans	-	335,502	156,992

Net cash provided by financing activities	1,711,419	2,772,972	5,101,247
			-
Effect of exchange rate changes on cash	(44,876)	(146)	(105,230)

Net (decrease) increase in cash	(185,929)	553,910	220,636

Cash at beginning of period	406,565	-	-

Cash at end of period	$220,636	$553,910	$220,636

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Financing Activities:
Conversion of loan payable - stockholder to common stock	$94	$-	$2,344
Conversion of loans payable - stockholders and related accrued interest to additional paid-in capital	-	-	136,183
Conversion of loans payable - related party to additional paid-in capital	-	-	7,500

	$94	$-	$146,027

See Notes to Consolidated Financial Statements

AVRA SURGICAL ROBOTICS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2013

NOTE 1 - ORGANIZATION AND BUSINESS:

AVRA Surgical Robotics, Inc. ("AVRA Robotics" or the "Company"), including its 80% owned subsidiary MIS-Robotics GmbH (“MIS”), is a Development Stage Company. As of September 30, 2013, the Company has not generated any revenues from the development of its products and is therefore still considered to be a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. The Company is devoting substantially all of its present efforts to the design and development of commercially viable surgical robotic systems. All losses accumulated since incorporation on August 29, 2006 have been considered as part of the Company's development stage activities.

NOTE 2 - BASIS FOR PRESENTATION FOR INTERIM FINANCIAL STATEMENT:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereon included in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

Loss per Common Share:
Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive. As of September 30, 2013, common stock equivalents consisted of warrants convertible into 1,162,500 shares of common stock. As of September 30, 2012, there were no potentially dilutive instruments.

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

Stock Compensation Expense:
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Accounting Standards Codification ("ASC") Topic 505, “ Equity ”.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.  See Note 8.

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash is held in demand accounts at large financial institutions (of which $119,897 was held in a German bank). On occasion, deposits are in excess of insured limits. The Company has not experienced any historical losses on its deposits of cash and cash equivalents.

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

NOTE 4 - GOING CONCERN:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity and has incurred a cumulative net loss from inception of $11,410,739 and has a stockholders’ deficiency of $4,121,534 which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sale of stock, receive additional loans from its affiliate, and ultimately, income from operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

On July 3, 2013, the Company issued 42,500 shares of common stock for consulting services to be provided through December 31, 2014.  As a result of this transaction, the Company recognized stock based compensation of $90,525.

On August 16, 2013, the Company sold 35,000 shares of common stock to an investor for $74,550.

On September 4, 2013, the Company sold 46,949 shares of common stock to an investor for $100,000 and 7,043 shares to an investor for $15,000.

On September 30, 2013, the Company sold 9,390 shares of common stock to an investor for $20,000.

On October 23, 2013, the Company sold 4,695 shares of common stock to an investor for $10,000.

On November 11, 2013, the company sold 8,451 shares of common stock to an investor for $18,000, and 3,099 shares to an investor for $6,600 and 2,348 shares to an investor for $5,000.

NOTE 6 - PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of $.0001 par value preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 7 - WARRANTS:

Warrant activity is as follows:

	Warrants outstanding	Weighted average exercise price	Weighted average remaining life

Balance, January 1, 2013	50,000	$5.00	3.97
Granted	1,112,500	4.84	2.45
Exercised	-	-	-
Cancelled	-	-	-
Balance, September 30, 2013 (fully vested)	1,162,500	$4.85	2.49

On January 31, 2013, the Company issued warrants for 100,000 shares of common stock with an exercise price of $5.00 per share and expiring on December 31, 2016 and a warrant for 400,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 31, 2015. As a result of these transactions, the company recognized stock based compensation of $70,742 based on the Black Scholes option pricing model. See Note 8.

On March 25, 2013, the Company issued a warrant for 400,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 19, 2015. As a result of this transaction, the company recognized stock based compensation of $114,873 based on the Black Scholes option pricing model. See Note 8.

On July 3, 2013, the Company issued a warrant for 150,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 31, 2015, for consulting services to be provided through December 31, 2014.  As a result of this transaction, the company recognized stock based compensation of $37,994 based on the Black Scholes option pricing model. See Note 8.

On July 26, 2013, the Company issued a warrant for consulting services for 62,500 shares of common stock with an exercise price of $2.13 per share expiring on December 31, 2017.  As a result of this transaction, the Company recognized stock based compensation of $61,768 based on the Black Scholes option pricing model. See Note 8.

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

Nine months ended September 30,
2013
Expected volatility	54% - 68%
Risk free interest rate	0.4%-0.6%
Expected term (in years)	3 - 4
Expected dividend rate	0%

During the nine months ended September 30, 2013 and 2012, stock-based compensation expense, reported as General and Administrative Expense, was $375,902 and $0 respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS:

Agreement with Affiliated Company:

On October 22, 2012, MIS entered into a joint development and manufacturing agreement (the "Agreement") with RG Mechatronics GmbH (“RGM”) whereby RGM would provide to MIS all engineering services necessary to develop and manufacture robotic components and systems for medical applications, (collectively, the "Products"). The Company's former (as of March 1, 2013) CSTO is an officer and employee of RGM. The Agreement further provides that MIS will own all rights to intellectual property arising from RGM's performance under the Agreement, subject to RGM's nonexclusive, nontransferable, right in any area other than for medical purposes to exploit the intellectual property.

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

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED):

Accounts payable includes $1,352,387 due to RGM under the Agreement. These amounts together with prior payments are disputed. For the nine months ended September 30, 2013, the Company incurred $1,512,746 of research and development expenses with RGM, all of which has been charged to operations.

On April 8, 2013, the Company, through MIS, notified RGM of its intention to terminate the Agreement, subject to certain legal formalities. On the same date, RGM provided the Company, through MIS, a notice of immediate termination of the Agreement for cause.

The Company has decided that its future is better served by discontinuing product development through MIS and is in active negotiations to sell all or part of its interest in MIS. As a result of that decision, the Company is in negotiations with existing organizations with experience in designing and manufacturing medical robotic systems to continue development of its products.

As a result of the actions described above to terminate the Agreement between MIS and RGM, MIS applied on or about September 1, 2013 for administration by a German Insolvency Court.  The affairs of MIS are being administered by an administrative representative of the Insolvency Court.  In a report dated October 7, 2013, the Administrator made preliminary rulings on various claims and counterclaims.  Certain claims asserted against MIS and approved by the administrator have been provided for in the financial statements at September 30, 2013.  No adjustments have been made to the September 30, 2013 financial statements for possible reduction in the carrying value of MIS’ assets or liabilities

Loans Due to Affiliated Entities:

Loan payable - affiliate ($1,064,249) and loan payable - stockholder ($34,738) represent amounts due to AVRA Surgical, Inc., and Granite Investor Group, Inc. respectively, each company majority owned by two of the Company’s officers and directors. The amounts represent advances to the Company to fund initial research and development expenses incurred under the Agreement between MIS and RGM. These amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

One of the Company’s directors is also a partner of the legal firm used for much of the Company’s legal services.  For the nine months ended September 30, 2013 and 2012, legal fees incurred with the firm totaled $456,500 and $0, respectively. As of September 30, 2013, such fees have not been paid and are reflected on the consolidated balance sheet as accounts payable.

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

MIS leases its office premises in Seefeld, Germany from a company owned by the former CSTO under a three-year agreement commencing August 1, 2012 at a monthly rate of approximately $3,000, plus 19% V.A.T. The Company is liable for maintenance, insurance and taxes. The lease may be extended for one year. Rent expense for the nine months ended September 30, 2013 and 2012 was approximately $30,000 and $7,000, respectively.  The lease was terminated on August 30, 2013.

The Company occupies its New York Offices, without cost, from the law firm of which the Secretary and Treasurer is a partner. The Company estimates the value to be immaterial.

NOTE 11  -  INCOME TAXES:

At September 30, 2013, the Company had available approximately $6,530,000 of net operating loss carry-forwards for U.S. income tax purposes which expire through 2032. In addition, MIS has German net operating loss carry forwards of approximately $4,880,000, with no expiration date.

The Company’s deferred tax assets at September 30, 2013 and 2012, based on net operating loss carry forwards, are approximately $3,880,000 and $660,000, respectively, with a valuation allowance in the same amount.

NOTE 11 - INCOME TAXES (CONTINUED):

Actual income tax/(benefit) differs from the expected tax /(benefit) computed by applying the U.S federal corporate rate of 34% to income/(loss) before income taxes as follows:

	For the nine months ended
	September30,
	2013	2012

Computed expected tax benefit	$(1,405,000)	$(599,000)
Change in valuation allowance	1,405,000	599,000
	$-0-	$-0-

Due to the uncertainty of their realization, no income tax benefit has been recorded by the Company for these net operating loss carry forwards as valuation allowances have been established for any such benefits.  The increase in the valuation allowance was the result of increases in the net operating losses discussed above.  Therefore, the Company’s provision for income taxes is $0 for the nine months ended September 30, 2013 and 2012.

At September 30, 2013 and 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.  The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  At September 30, 2013 and 2012, the Company has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

Overview

We are a development stage company and have not earned any revenues from operations to date. It is unlikely that we will have any revenues unless and until our products are ready for commercial manufacturing and have received regulatory approval in the markets where they will be sold. Since August 29, 2006 (inception), the Company has relied primarily on sales of its securities to fund our operations. The Company has never been profitable and cannot be assured that it will be profitable in the future. From inception through September 30, 2013, the loss from operations totaled $11,410,739 and the loss for the nine months ended September 30, 2013 totaled $4,108,452.

We intend to market the AVRA medical robotic system for surgery and other medical procedures (ASRS), which will perform minimally invasive surgical procedures. Based on the circumstances noted in the Company’s previous filings, we have discontinued product  development through our currently 80% owned subsidiary, MIS-Robotics GmbH, a German corporation (“MIS-Robotics”) and we are in active negotiations to sell all or part of our interest therein. As a result of that decision, we are negotiating to continue development of ASRS products with organizations experienced in designing and manufacturing medical robotics with the intention of delivering an operating ASRS component to a medical center for testing in the near future. There are no assurances that we will be able to consummate a relationship with engineering organizations. If negotiations are not successful, and the Company is not able to finalize a relationship to continue the development of the ASRS products, we may not be able to achieve the objectives of our business plan as expected and may have to cease operations.  If we are not able to develop our products, our shares of common stock may become worthless and you might lose your entire investment.

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

During the nine months ended September 30, 2013, the Company raised $2,134,950 through the issuance of common stock. While we have been successful in raising funds to fund our operations since inception and we believe that we will be successful in obtaining the necessary financing to fund our operations going forward, we do not have any committed sources of funding and there are no assurances that we will be able to secure additional funding. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to continue as a going concern. If we cannot obtain financing, then we may be forced to further curtail our operations or consider other strategic alternatives. Even if we are successful in raising the additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current stockholders.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had $220,636 in cash and a stockholders’ deficiency of $4,121,534. This compares with $553,910 cash and a stockholders’ deficiency of $465.069 as of September 30, 2012. The Company had liabilities that totaled $4,975,171 as of September 30, 2013, comprised of $3,876,184 in accounts payable and accrued expenses and $1,098,987 in loans payable to affiliate and stockholder. This compares to the Company’s total liabilities of $1,908,708 as of September 30, 2012, comprised of accounts payable and accrued expenses and loan payable to affiliates and stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The Company raised $2,134,950 in equity capital during the nine months ended September 30, 2013. The Company is dependent on its ability to raise equity capital. On February 12, 2013, the Company filed a Registration Statement on Form S-1, as amended by a pre-effective amendment filed with the SEC on July 26, 2013 (the “Registration Statement”) with the SEC to register shares in order to raise up to $17,000,000 (net of $15,150,000 after expenses). There is no guarantee that the proposed sale of shares under the Registration Statement will be successful and if not successful, the Company will need to seek other avenues for the necessary capital to continue its development program.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012 and for the period from August 29, 2006 (Inception) through September 30, 2013:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	For the Cumulative Period from August 29, 2006 (Inception) to September 30, 2013

Net Cash (Used in) Operating Activities	$(1,769,824)	$(2,124,917)	$(4,340,529)
Net Cash (Used in) Investing Activities	$(82,648)	(93,999)	$(434,852)
Net Cash Provided by Financing Activities	$1,711,419	$2,772,972	$5,101,247
Effect of Exchange Rate Changes on Cash	$(44,876)	(146)	$(105,230)
Net Increase (Decrease) in Cash	$(185,929)	553,910	$220,636

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

Results of Operations

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

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

For the nine months ended September 30, 2013, we had a net loss of $4,108,452 consisting of research and development expenses of $1,512,746 and general and administrative expenses of $2,595,706 which includes stock based compensation, legal expenses for (1) formation of the Company (2) work on the Registration Statement,(3) legal representation  regarding the RGM, MIS, and Gombert matters, and (4) public reporting assistance, along with various other travel and occupancy items.

For the nine months ended September 30, 2012, we had a net loss of $1,762,958, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of our periodic reports and general, administrative, and interest expenses.

For the cumulative period from August 29, 2006 (Inception) to September 30, 2013, we had a net loss of $11,410,739 comprised of research and development expenses, legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of our Registration Statement on Form 10-SB in November 2006 and the Registration Statement, the preparation and filing of our periodic reports, and general, administrative, and interest expenses.

Critical Accounting Policies

For a summary of our critical accounting policies, please see Note 3 to our financial statements, which are included in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 3 to our financial statements, which are included in this report.

Off-Balance Sheet Arrangements

As of November 14, 2013, we did not have any off-balance sheet arrangements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control over Financial Reporting – Guidance for Smaller Public Companies .  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 19, 2013, the Company served a complaint in a case filed in New York state court against Mr. Bernd Gombert, its former Chief Scientist and Technical Officer and Executive Vice President.  The complaint alleges that Mr. Gombert breached his duty of loyalty to the Company by attempting to misappropriate its business and business opportunities and seeks monetary damages, interest and costs.  On May 17, 2013, Mr. Gombert filed a suit in Munich, Germany against the Company’s subsidiary MIS-Robotics, claiming that the 90% vote of shareholders to remove Mr. Gombert as a Managing Director was not effective. There has been no significant activity with either of these events.

MIS applied for administration by a German Insolvency Court on about September 1, 2013.  The affairs of MIS are being administered by an administrator appointed by the Court.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 3, 2013, the Company issued an aggregate of 42,500 shares of common stock and issued a warrant for 150,000 shares of common stock with an exercise price of $5.00 per share, expiring on December 31, 2015 (the “Warrant”), to an accredited investor at a price per share equal to $2.13 in consideration of services to the Company pursuant to the terms and conditions of that certain Letter Agreement, dated June 26, 2013

On July 26, 2013, the Company issued a warrant to purchase up to 62,500 shares of common stock with an exercise price of $2.13 per share and expiring on December 31, 2017 (the “July Warrant”) to an employee in consideration of services provided to the company as Internet Communications Manager pursuant to the terms and conditions of that certain warrant purchase agreement, dated July 26, 2013.

On August 16, 2013, the Company issued and sold an aggregate of 35,000 shares of common stock to an accredited investor at a price per share equal to $2.13 for aggregate gross proceeds of $74,550 pursuant to the terms and conditions of that certain Securities Purchase Agreement  (the “Form Purchase Agreement”).

On September 4, 2013, the Company issued and sold an aggregate of 53,992 shares of common stock to two accredited investors at a price per share equal to $2.13 for aggregate gross proceeds of $115,000 pursuant to the terms and conditions of that certain Securities Purchase Agreement  (the “Form Purchase Agreement”).

On September 30, 2013, the Company issued and sold an aggregate of 9,390 shares of common stock to an accredited investor at a price per share equal to $2.13 for aggregate gross proceeds of $20,000 pursuant to the terms and conditions of that certain Securities Purchase Agreement 2013 (the “Form Purchase Agreement”).

On October 23 2013, the Company issued and sold an aggregate of 4,695 shares of common stock to an accredited investor at a price per share equal to $2.13 for aggregate gross proceeds of $10,000 pursuant to the terms and conditions of that certain Securities Purchase Agreement  (the “Form Purchase Agreement”).

On November 11, 2013, the Company issued and sold an aggregate of 13,898 shares of common stock to three accredited investors at a price per share equal to $2.13 for aggregate gross proceeds of $29,600 pursuant to the terms and conditions of that certain Securities Purchase Agreement (the “Form Purchase Agreement”).

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

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description	Incorporation by Reference
		Form	Exhibit	Filing Date

3.1	Certificate of Ownership and Merger filed with the Office of Secretary of State of Delaware on August 3, 2012	8-K	3.1	08/07/2011

3.2	Certificate of Incorporation	10-SB		11/22/2006

3.3	Bylaws	10-SB		11/22/2006

10.1	Form Purchase Agreement*

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012

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

AVRA SURGICAL ROBOTICS, INC.

Dated: November 14, 2013	By:	/s/ Barry F. Cohen
Barry F. Cohen
Chief Executive Officer, President and Director Principal Executive Officer

Dated: November 14, 2013	By:	/s/ A. Christian Schauer
A. Christian Schauer Chief Financial Officer Principal Financial Officer